Form 10QSB
period 2000-09-30
TRIAD INNOVATIONS INC
filed 2000-12-04
CIK 1107384

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001107384

For Quarter Ended                                      Commission File Number
September 30, 2000                                              000-31189


                             TRIAD INNOVATIONS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)



         Nevada                                             93-0863198
         ------                                             ----------
         (State of incorporation)                           (I.R.S. Employer
                                                            Identification No.)

800 North Rainbow Boulevard, Suite #208, Las Vegas, NV  89107
-------------------------------------------------------------
(Address of principal executive offices)             (Postal Code)

Registrant's telephone number, including area code:  (702) 948-5007
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                          Yes  X        No
                              ----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       16,144,806 as of September 30, 2000



                                     Triad Innovations, Inc.
                                  (A Development Stage Company)
                                   Consolidated Balance Sheets

                                                       ASSETS

                                                                        September 30,          December 31,
                                                                           2000       1999

Current Assets
     Cash                                                          $            44,227    $             389
     Prepaid expenses                                                           22,511                 -
                                                                   -------------------    -----------------
     Total                                                                      66,738                  389

Property, Plant & Equipment (Net)                                                3,013                1,372

Other Assets
     Patents                                                                    28,719               28,720
                                                                   -------------------    -----------------
                                                                   $            98,470    $          30,481
                                                                   ===================    =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                              $            68,950    $          63,697
     Short term debt-related party                                             514,004              364,103
                                                                   -------------------    -----------------
     Total                                                                     582,954              427,800

Stockholders' Equity
     Common stock, 25,000,000 authorized
        $.001 par value, 16,144,806 and 14,536,306
        shares outstanding, respectively                                        16,145               14,536
     Additional paid in capital                                              7,684,051            7,438,859
     Retained deficit accumulated during
        development stage                                                   (8,184,680)          (7,850,714)
                                                                   -------------------    -----------------
                                                                              (484,484)            (397,319)
                                                                   -------------------    -----------------
                                                                   $            98,470    $          30,481
                                                                   ===================    =================




                                               Triad Innovations, Inc.
                                            (A Development Stage Company)
                                        Consolidated Statements of Operations

                                                                                                       From
                                                                                                       Inception on
                                                        For the Three               For the Nine       (October 4,
                                                        Months Ended               Months ended        1995) to
                                                        September 30,                 September 30,    September 30,
                                            2000        1999         2000         1999                 2000
                                     ---------------  ----------     --------     --------             --------

Revenue                              $          -     $        -     $       -      $        -      $        -

Expenses
   General, selling & administrative          46,186         71,528       293,051        454,976         859,597
   Research & development                     40,000           -           40,000             -          238,407
   Depreciation                                  458            233           915            700           5,985
   Oil & Gas leases                             -              -             -            17,500           4,060
                                     ---------------  -------------  --------------   -----------   -------------

Total Expenses                                86,644         71,761       333,966        473,176       1,108,049
                                     ---------------  -------------  ------------     -----------      ---------

Net (loss) from operations                   (86,644)       (71,761)     (333,966)      (473,176)     (1,108,049)
                                     ---------------  -------------  ------------     ----------     -----------

Income Tax                                      -              -             -               -               -

Net Loss                                     (86,644)       (71,761) $   (333,966)  $   (473,176)    $(1,108,049)
                                     ===============  =============  ============   =============   =============

Net Loss Per Common Share            $          (.01) $    (.01)     $       (.02)  $       (.03)
                                      ==============   ============  ============   =============

Average Shares Outstanding                16,144,806     14,536,306    15,401,637     14,307,980
                                     ===============  =============  ============   =============




                                     Triad Innovations, Inc.
                                  (A Development Stage Company)
                              Consolidated Statements of Cash Flows

                                                                                                        From
                                                                                                        Inception on
                                                               For the Nine                             (October 4,
                                                               Months  Ended                            1995) to
                                                               September 30,                            September 30,
                                                                   2000                 1999              2000
                                                               ---------------------------------        --------
Cash Flow Provided (Used) by
   Operations
     Net (Loss)                                                $     (333,966 )   $    (473,176)    $(1,108,049 )
     Depreciation                                                         915               700           5,985
     Decrease/Increase in:
       Prepaid expenses                                                22,511              -             22,511
       Accounts payable                                               133,645           199,988         527,636
        Expenses paid by others                                          -                1,657         122,810
        Expenses paid by stock                                         77,489            30,000         107,489
                                                               --------------     -------------    ------------
                                                                      (99,406 )        (240,831)       (321,618 )
Cash Flow Provided (Used) by
   Investing Activities
     Cash paid for patents                                               -               (5,378)        (28,720)
     Property, plant and equipment                                     (2,556 )            -             (2,556)
                                                               --------------     -------------    -------------
                                                                       (2,556 )          (5,378)        (31,276 )

Cash Flow Provided (Used) by
   Financing Activities
     Related party loans                                                 -               70,453          75,353
     Stock sales                                                      125,000           175,968         300,968
     Debt paid by stock                                                20,800              -             20,800
                                                               --------------     -------------    -------------
                                                                      145,800           246,421         397,121

Overall Increase (Decrease) in cash                                    43,838               212          44,227

Beginning Cash Balance                                                    389               177            -
                                                               --------------     -------------    ------------

Ending Cash Balance                                            $       44,227     $         389    $     44,227
                                                               ==============     =============    ============

Supplementary Cash Flow Information:
     Cash Paid For:
          Interest                                             $         -        $        -       $       -
          Taxes                                                $         -        $       1,657    $      1,657

Stock Issued For:
     Acquisition of Oil & Gas Properties                       $         -        $      17,500    $     17,500
     Services rendered                                         $       77,489     $      12,500    $     89,989
     Conversion of debt                                        $         -        $     106,600    $    127,400



                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements


NOTE 1 - Background and History

                  Triad Innovations, Inc. (formerly Saker One Corporation)(Triad) was created on December 23, 1981 in the State of Utah. Over the years, Triad has engaged in various enterprises, none of which have been successful. In 1998, Triad acquired all of the outstanding stock of Triad Compressor, Inc. a Texas corporation, which owned 100% of the outstanding stock of Fuge Systems, Inc, a Texas corporation. In 1998, Triad created, and later merged with, a Nevada subsidiary.

                  Triad Compressor (Compressor) was organized on February 20, 1996 as a wholly owned subsidiary of Intelligent Design Systems, Inc.
         (IDS). Compressor became a separately owned company when IDS declared a dividend and distributed Compressor stock to IDS stockholders. Triad then acquired all the outstanding stock from IDS stockholders at a special stockholders meeting on December 21, 1998.

                  Fuge Systems, Inc. was created on October 4, 1995 as a wholly owned subsidiary of IDS, which was then spun off as a wholly owned sub-sidiary of Compressor in November 1998.

                  Together, all three corporations, Triad, Compressor and Fuge, constitute a consolidated group of corporations known as the Company. All intercompany accounts and financial transactions have been eliminated.

                  The primary asset of Compressor is a compressor that is an engine device that is intended to be operated using a mix of gaseous fuel such as natural gas that can be used in the gas industry and other applications. In 1999, the Company abandoned all research on the compressor and all costs of acquiring a patent on the process has been written off.

                  The primary asset of Fuge is a gas centrifuge for multiple applications in the oil and gas industry.

                  Both products are still in the development stage and all expenses related to the research and development are expensed as incurred. Neither product has reached the commercially viable state and while all activities are directed to that end, the Company is considered to be a development stage company and all financial activity of that stage is reported since inception as defined by SFAS #7

NOTE 2 - Property, Plant and Equipment

                  In 1996, the parent company of Triad Compressor contributed various office and computer equipment for its operations ($8,269 in original cost).

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements


NOTE 2 - Property, Plant and Equipment (continued)

                  The Company capitalizes all purchases with an estimated useful life beyond the year of purchase and capitalizes any expenditures which extends the life of existing equipment. Office and Computer Equipment is being depreciated over five years at a double declining balance method. Office and computer equipment consists of the following:

                                                                  December 31,
                                                                    1999
              Office and Computer Equipment                   $       8,269
              Less: Accumulated Depreciation                         (6,897)
                                                              --------------
                                                              $       1,372
                                                              ==============

                  Depreciation expense for 1999 was $933.

NOTE 3 - Use of Estimates in Financial Statements

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities, revenues and expenses involve reliance on management's estimates. Actual results could differ from those estimates.

NOTE 4 - Short Term Debt - Related Party Transactions

                  During the current period ended September 30, 2000, certain officers and/or directors of the Company made cash advances to the Company, paid amounts to third parties on behalf of the Company or has accrued salaries and benefits. The amounts owing to these individuals at September 30, 2000 were:
                  Jim La Porte - President & Board of Directors      $  196,343
                  Scott Brossier - CFO & Board of Directors          $  112,096
                  Mike Bloom - Exec. V.P. & Board of Directors       $  175,315
                  Houston Wood -  Board of Directors                 $        -
                  Natural Resources Limited Company                  $   30,250

                  In addition, Houston Wood and Alan Propp were granted 50,000 options each at $5.00 per share for services to the board of directors. Alan Propp is also paid $400 per day for each day he performs services for the Company. Houston Wood was issued 25,000 shares valued at $0.50 per share for services to the board of directors.

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements

NOTE 5 - Income Taxes

                  The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 1998 which was applied retroactively.

                  Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

                  Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                  The Company has cumulative net operating loss carryforwards of over $7,800,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1998 and 1999 have been offset by valuation reserves of the same amount. Minimum state taxes were accrued through 1997. No state taxes were owed in 1998 and 1999.

NOTE 6 - Patent

                  In 1996, 1997 and 1998, the former parent corporation of Triad Compressor expended funds for the patent research, legal and filing fees for the compressor and centrifuge being developed by the Company. Once the patents are issued, the costs will be amortized over the estimated useful and commercial life of the products. All costs incurred for the patent were contributed to the respective subsidiaries before the spinoff to the shareholders of Triad Compressor and subsequent acquisition by the new parent corporation. In 1999, the Company abandoned the compressor development and all patent costs attributed to the compressor were written off. U. S. Patent Number 5,902,224 relating to the centrifuge was issued on May 11, 1999.

NOTE 7 - Research and Development Costs

                  In 2000 the Company expended funds for the research and development costs of the centrifuge being developed by the Company. Research and development costs incurred were $40,000.

NOTE 8 - Cash and Cash Equivalents

                  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements

NOTE 9 - Options

          Stock Option Plans - The Company has awarded options for the purchase of common stock to the following individuals:

                - 300,000 shares to Stancil at $2.00 per share, granted in 2000.

                - 50,000 restricted shares each to two directors for $5.00 per share. The options expire on January 25, 2001 (provisions for cancellation upon removal or resignation).

                - 40,800 restricted shares to two board of directors for advances advances to the Company in the amount of $20,400 at $.50 per share. The options are exercisable at anytime and have no expiration date.

          A summary of stock option are as follows:

    Options:                                                      2000
                                                    ----------------------------
                                                                     Weighted
                                                          Number     Average
                                                                     Of Exercise
                                                          Shares     Price
                                                        --------    ------------
           Outstanding at beginning of year              196,000    $      2.75
           Granted                                     1,216,668            .68
           Exercised                                      52,500            .35
           Canceled                                         -                 -
                                                    ------------  --------------
           Outstanding at end of year                  1,360,168    $       .99
                                                    ============  =============
           Exercisable at end of year                  1,360,168            .99
                                                    ============  =============

                  As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans under APB #25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for these plans when options were issued at equal to or more than fair market value.

                  In addition, after January 1, 2000, three officers have the option of converting $229,167 in unpaid base compensation to common stock at $0.25 per share.

NOTE 10 - Earnings Per Share / Average Outstanding Shares

    The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Basic and diluted earnings per share calculations are the same since any calculation of additional outstanding shares from exercisable stock options (1,112,668) would be anti-dilutive.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.

         The  Company   operations   in  the  period   consisted  of  continuing
development of its technology and discussions with potential customers for its technology.

         The Company had no revenue in the period in 2000 or 1999. The Company incurred expenses of $333,966 in the period in 2000 compared to $473,176 in the period in 1999. Of those expenses, in 2000, a total of $295,051 were general and administrative compared to $454,976 in 1999 for general and administrative expenses. The Company spent $40,000 in development expenses in 2000 compared to none in 1999 in the period.

         The Company had net losses of ($333,966) and ($473,176) in the period in 2000 and 1999, respectively. The loss per share was ($.02) and ($.03) in the period in 2000 and 1999, respectively.

         The Company anticipates that its losses will continue in the future until it is able to generate revenues through use and licensing of its technology at about the same rate as in the year 2000 to date.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.

         The Company had no revenues in the quarter in 2000 or 1999. The Company incurred expenses of $86,644 and $71,761 in the quarter in 2000 and 1999, respectively. General and administrative expenses were $46,186 in 2000 and $71,528 in 1999 in the quarter. The Company spent $40,000 on development in the quarter in 2000 and none in 1999.

         The Company had a net loss in the quarter of ($86,644) in 2000 and ($71,761) in 1999. The net loss per share in the quarter was ($.01) in 2000 and ($.01) in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company liquidity increased to $44,227 in cash at period end from $389 on December 31 1999 as a result of private placement of stock. The Company liabilities, all of which were current, were $582,954 at September 30, 2000. The Company has a deficit of current assets to current liabilities of ($516,216) at September 30, 2000. The Company will need to seek other sources of capital, loans, or private placements in order to continue its business and pay current liabilities.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

            None

ITEM 5.     OTHER INFORMATION

     James LaPorte resigned as President effective July 31, 2000 and will be issued 600,000 shares of common stock for prior services.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TRIAD INNOVATIONS, INC.



Date:  November 27, 2000                       /s/ Janis Monroe
                                               ---------------------------------
                                               Janis Monroe, CEO