Form 10QSB
period 2000-06-30
TRIAD INNOVATIONS INC
filed 2001-02-26
CIK 1107384

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001107384

For Quarter Ended                                        Commission File Number
June 30, 2000                                            000-31189


                             TRIAD INNOVATIONS, INC.
             (Exact name of registrant as specified in its charter)



   Nevada                                           93-0863198
   ------                                           ----------
   (State of incorporation)                         (I.R.S. Employer
                                                    Identification No.)

800 North Rainbow Boulevard, Suite #208, Las Vegas, NV  89107
-------------------------------------------------------------
(Address of principal executive offices)             (Postal Code)

Registrant's telephone number, including area code:  (702) 948-5007
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

                             Yes   X        No
                                 -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         14,235,000 as of June 30, 2000



                                     Triad Innovations, Inc.
                                  (A Development Stage Company)
                                   Consolidated Balance Sheets

                                     ASSETS
                                                                             June 30,              June 30,
                                                                           2000       1999

Current Assets
     Cash                                                          $            24,551    $           1,898
     Prepaid expenses                                                           22,511                 -
                                                                   -------------------    -----------------
     Total                                                                      47,062                1,898

Property, Plant & Equipment (Net)                                                  915                2,305

Other Assets
     Patents                                                                    28,719               23,342
                                                                   -------------------    -----------------
                                                                   $            76,697    $          27,545
                                                                   ===================    =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                              $            68,950    $          39,577
     Short term debt-related party                                             525,481                    -
                                                                   -------------------    -----------------
     Total                                                                     594,431               39,577

Stockholders' Equity
     Common stock, 25,000,000 authorized
        $.001 par value, 14,843,000 and 14,235,000
        shares outstanding, respectively                                        14,843               14,235
     Additional paid in capital                                              7,566,553            7,286,536
     Retained deficit accumulated during
        development stage                                                   (8,099,130)          (7,312,804)
                                                                   -------------------    -----------------
                                                                              (517,734)            ( 12,032)
                                                                   -------------------    -----------------
                                                                   $            76,697    $          27,545
                                                                   ===================    =================


                            See accompanying notes.



                                               Triad Innovations, Inc.
                                            (A Development Stage Company)
                                        Consolidated Statements of Operations

                                                  For the Three                  For the Six               For the 12
                                                  Months Ended                   Months ended              Months Ended
                                                  June 30,                       June 30,                  December 31,
                                         2000                 1999           2000          1999              1999
                                      -----------         ----------       --------       --------          --------

Revenue                              $          -       $        -       $        -      $         -      $        -

Expenses
   General & administrative                   88,981           12,024          247,959         17,094          552,571
   Depreciation                                  228              228              457            457              933
   Oil & Gas leases                             -                -                -                 -            1,500
                                     ---------------    -------------    ---------------   ------------   -------------

Total Expenses                                89,209           12,252          248,416         17,551          555,004
                                     ---------------          -------    -------------     ------------        -------

Net profit (loss) Operations                 (89,209)         (12,252)        (248,416)      ( 17,551)       ( 555,004)
                                      ---------------    -------------    -------------     ----------    -------------

Income Tax                                      -                -                -                -               -

Net Loss                                     (89,209)         (12,252)   $    (248,416)  $   ( 17,551)     $(  555,004)
                                      ===============    =============    =============   ==============    ===========

Net Loss Per Common Share            $          (.01)   $        -       $        (.02)  $          -    $      (.042)
                                       ==============     ============    =============   =============    ============

Average Shares Outstanding                14,843,000       14,537,000       14,843,000     14,437,000      14,365,000
                                     ===============    =============    =============   ==============    ===========


                            See accompanying notes.



                             Triad Innovations, Inc.
                          (A Development State Company)
                      Consolidated Statement of Cash Flows


                                    For the Three                       For the Six            For the 12
                                    Months Ended                        Months Ended           Months Ended
                                       June 30                          June 30                December 31
                                    2000         1999           2000          1999                 1999
                                    ------------------------------------------------------------------------

Cash Flow Provided (Used) by
      Operations
Net (Loss)                      $   (89,209)   $  (12,252)  $ (248,416)  $ 17,551)      $( 555,004)
Depreciation                            228           228          457        457              933
Decrease/Increase in
  Prepaid Expenses
  Accounts Payable                   88,173       (18,000)     144,121    (36,185)         281,583
  Expenses paid by others                                                                    1,657
  Expenses paid by stock                  -             -            -          -           30,000
                                   ------------------------------------------------------------------------

Cash Flow Provided (Used) by
Investing Activities
      Cash paid for patents                                                                 (5,378)
                                    -----------------------------------------------------------------------
                                                                                            (5,378)

Cash Flow Provided (Used) by
     Financing Activities
           Related party loans       25,000        19,960      128,000     55,000           70,453
           Stock sales                                 40                                  175,968
                                    -----------------------------------------------------------------------

Overall Increase (Decrease) cash     24,192       (10,024)      24,162      1,721              212
--------------------------------

Beginning Cash Balance                  359        11,922          389        177              177
                                    -----------------------------------------------------------------------

Ending Cash Balance                $ 24,551     $   1,898     $ 24,551    $ 1,898        $     389
                                    =======================================================================



                            See accompanying notes.



                                     Triad Innovations, Inc.
                                  (A Development State Company)
                         Consolidated Statement of Stockholders' Equity

                                    Common Stock               Additional       Retained
                                    Shares            Par      Paid In          Deficit
                                                               Capital          Accumulated

Balance December 31, 1999        14,536,306         14,536     7,438,859         (7,850,714)

Shares Issued for Debt                6,000              6         2,994
 3-31-2000

Shares Issued for Services          300,000            300        99,700
3-31-2000

Option Purchase
June 30, 2000                                                     25,000

Net Loss, June 30, 2000                                                            (248,416)
                                ----------------------------------------------------------------

Balance June 30, 2000            14,536,306         14,843     7,566,553         (8,099,130)
                                ================================================================



                             See accompanying notes

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

                  Fuge Systems, Inc. was created on October 4, 1995 as a wholly owned subsidiary of IDS, which was then spun off as a wholly owned sub -sidiary of Compressor in November 1998.

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

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements


NOTE 2 - Property, Plant and Equipment (continued)

                  The Company capitalizes all purchases with an estimated useful life beyond the year of purchase and capitalizes any expenditures which extends the life of existing equipment. Office and Computer Equipment is being depreciated over five years at a double declining balance method. Office and computer equipment consists of the following:

                                                              December 31,
                                                                2000
              Office and Computer Equipment               $       8,269
              Less: Accumulated Depreciation                     (7,354)
                                                          --------------
                                                          $         905
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

NOTE 4 - Short Term Debt - Related Party Transactions

                  During the current period ended June 30, 2000, certain officers and/or directors of the Company made cash advances to the Company, paid amounts to third parties on behalf of the Company or has accrued salaries and benefits. The amounts owing to these individuals at June 30, 2000 were:
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

                - 40,800 restricted shares to two board of directors for advances to the Company in the amount of $20,400 at $.50 per share. The options are exercisable at anytime and have no expiration date.

          A summary of stock option are as follows:

    Options:                                                    2000
                                                    ----------------------------
                                                                     Weighted
                                                          Number     Average
                                                                     Of Exercise
                                                          Shares     Price
                                                         --------   ------------

           Outstanding at beginning of year              196,000  $        2.75
           Granted                                     1,216,668            .68
           Exercised                                      52,500            .35
           Canceled                                         -     -
                                                    ---------------------------
           Outstanding at end of year                  1,360,168  $         .99
                                                    ============  =============
           Exercisable at end of year                  1,360,168            .99
                                                    ===========================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.

The Company had no revenue in the quarter in 2000 or 1999. The Company incurred expenses of $88,981 in the quarter in 2000 compared to $12,024 in the quarter in 1999. The increased administrative expenses in 2000 produced an ($89,209) loss for the quarter compared to a loss for the same quarter in 1999 of ($12,252). Loss per share was ($.01) in 2000 and nominal in 1999 for the quarter.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SAME PERIOD IN 1999

The Company had no revenues in the period in 2000 or 1999. The Company incurred $248,416 in expenses in the period in 2000 compared to $17,094 in the same period in 1999. The increased expenses are due to general and administrative costs including salaries and compensation expense. The Company's loss on operations was ($248,416) in the six month period in 2000 compared to ($17,551) in the same period in 1999.

The loss per share was ($.02) in the period in 2000 compared to nominal in the period in 1999. The Company expects the trend of losses to continue until the Company is able to generate revenues from its products in the design stage, if a marketable product is ever developed


LIQUIDITY AND CAPITAL RESOURCES

The Company had $24,551 in cash capital and $22,511 in prepaid expenses at June 30, 2000. Total current assets at June 30, 2000 were $47,062 and current liabilities totaled $594,431 for a deficit of ($547,369). The Company has no other capital resources other than its common shares. The Company will need loans or private placements of stock to provide funds for continuing operations.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TRIAD INNOVATIONS, INC.



Date:  February 26, 2001                       /s/ Janis Monroe
                                               ---------------------------------
                                               Janis Monroe, CEO