Form 10KSB
period 2000-12-31
TRIAD INNOVATIONS INC
filed 2001-04-13
CIK 1107384

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2000

                         Commission file number 0-26317

                             TRIAD INNOVATIONS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

               Nevada                           93-0863198
              --------                         ------------
      (State of incorporation)        (I.R.S. Employer Identification No.)

          800 North Rainbow Boulevard, Suite #208, Las Vegas, NV 89107
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                (702) 948-5007 Securities registered pursuant to
                            Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year.  $0

There were 16,234,958 shares of the Registrant's common stock outstanding as of December 31, 2000.

The aggregate market value of the 11,727,540 shares of voting common stock held by nonaffiliates of the Registrant is approximately $1,055,478 on December 31, 2000.

                                TABLE OF CONTENTS

PART I

         Item 1.   Description of Business
         Item 2.   Description of Property
         Item 3.   Legal Proceedings
         Item 4.   Submission of Matters to a Vote of Security Holders

PART II

         Item 5.   Market for Common Equity and Related Stockholder Matters
         Item 6.   Management's Discussion and Analysis or Plan of Operation
         Item 7.   Financial Statements
         Item 8.   Changes in and Disagreements With Accountants on Accounting
                          and Financial Disclosure

PART III

         Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                          Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1.  BUSINESS
         --------

         History
         -------

         Triad Innovations, Inc. (formerly Saker One Corporation) (Triad) was created on December 23, 1981 in the State of Utah. Over the years, Triad has engaged in various enterprises, none of which have been successful. In 1998, Triad acquired all of the outstanding stock of Triad Compressor, Inc. a Texas corporation, which owned 100% of the outstanding stock of Fuge Systems, Inc, a Texas corporation. In 1998, Triad created, and later merged with, a Nevada subsidiary.

         Triad Compressor (Compressor) was organized on February 20, 1996 as a wholly owned subsidiary of Intelligent Design Systems, Inc. (IDS). Compressor became a separately owned company when IDS declared a dividend and distributed Compressor stock to IDS stockholders. Triad then acquired all the outstanding stock from IDS stockholders at a special stockholders meeting on December 21, 1998.

     Fuge Systems, Inc. was created on October 4, 1995 as a wholly owned subsidiary of IDS, which was then spun off as a wholly owned subsidiary of Compressor in November 1998.

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

         The primary asset of Fuge is a gas centrifuge for multiple separation applications in the oil and gas industry, waste water clean-up, and acids, and ethanol dehydration.

         Both products are still in the development stage and all expenses related to the research and development are expensed as incurred. Neither product has reached the commercially viable state and while all activities are directed to that end, the Company is considered to be a development stage company and all financial activity of that stage is reported since inception as defined by SFAS #7.

         Financial Information About Industry Segments
         ---------------------------------------------
         See "Financial Statements and supplementary Data," Item below.

         Narrative Description of Business
         ---------------------------------

         Triad Innovations, Inc. (formerly Saker One Corporation) ("Triad" or "Company") was created on December 23, 1981 in the State of Utah as Cavalier Resources Corporation. The name was later changed to Saker One Corporation. Saker One and Triad entered into a Plan and Agreement of Reorganization in 1998 whereby Triad merged into a wholly owned subsidiary of Saker and subsequently Saker changed its name to Triad Innovations, Inc. after redomiciling to Nevada. Over the years, the Company has engaged in various enterprises, none of which have been successful. The Company owns all of the outstanding stock of Triad Compressor, a Texas corporation, which owns 100% of the outstanding stock of Fuge Systems, Inc., a Texas corporation. In 1998, Michael Bloom, James LaPorte, Natural Resources Limited Company, and the Kaden Gordon Group I, Ltd. entered into Contribution Agreements under which they contributed technology and licenses to Saker One. Michael Bloom received 2,500,000 shares, James LaPorte received 1,350,000 shares, Kaden Gordon Group I, Ltd. received 800,000 shares and Natural Resources Limited Company received 1,200,000 shares.

     The Company has two wholly owned subsidiaries, Triad Compressor, Inc. and Fuge Systems, Inc.

         The primary asset of Compressor is for compressing industrial gases, natural gases or air. The size and simplicity of Triad's prototype compressor provides opportunities involving compact service requirements. While compact size and low fabrication costs offer marketing advantages for Triad's design, the compressor industry is very competitive and design advantages are less valuable without name recognition and strong marketing infrastructure.

         Triad views the economic potential for the compressor technology to be of value, but less significant than Triad's centrifuge technology.

         The primary asset of Fuge is fluid centrifuge technology under development for multiple applications in industry. Some of the industrial applications under investigation include industrial gas production of oxygen and nitrogen, natural gas processing, and ethanol (solvent) de-hydration. Fuge owns several prototype centrifuge models along with miscellaneous tools and test equipment all located in rented shop facilities in Mankato, Minnesota.

         Both products are still in the development stage and all expenses related to the research and development are expensed as incurred. Neither product has reached the commercially viable state and while all activities are directed to that end, the Company is considered to be a development stage company and all financial activity of that stage is reported since inception as defined by SFAS #7.

         Fuge is the owner of the assignment of U.S. Patent 5,902,224 titled Mass-Mass Cell Gas Centrifuge issued May 11, 1999 in the name of the inventor, Michael Bloom. Fuge intends to seek additional patents as warranted from further research and development activities.

         The intellectual property assets are encumbered by certain royalty and security agreements retained upon the transfer of license rights held by others including certain Officers and Directors of the Company. (See "Royalty Agreements").

         Triad has retained Stancil & Co. ("Stancil") to assist with the marketing and development of Triad's technologies and to provide independent verification of performance tests. Stancil is a professional consulting firm specializing in the technical and economic issues of the energy and chemical industries. Following these verification tests, Triad will pursue joint development agreements or other funding arrangements for the specific applications presented in this report. Plans are to develop four to five projects concurrently in the next year with commercial applications in place by 2001. Development work in 2001 would focus on broadening the testing to include projects with more diverse applications.

         A distribution method of products or services has not been established as the Company is still in development stage for its products. The Company is considering nonexclusive license arrangements to industry as a means of marketing. The Company may acquire, own, and/or operate properties where the technology can be deployed. The Company has issued press releases announcing plans to focus on development of the centrifuge for ethanol de-hydration. Research and development activities are being directed to this end. Funding for these activities is being derived from certain shareholder loans.

     Mr. Bloom's resignation of March 5, 2001 included an offer to consult with Triad Innovations management and development team to complete testing of existing procedures. Mr. Bloom's resignation was based upon his desire to pursue other endeavors.

     The Board of Directors has accepted Mr. Bloom's resignation and is developing new plans for the continuation of the testing of the existing technologies.


Item 2.  PROPERTIES
         ----------

         Facilities
         ----------

            The Company has no property. The Company currently maintains an office at 800 North Rainbow Boulevard, Suite 208, Las Vegas, NV 89107.

         Real Property
         -------------

         None

         Mineral Properties
         ------------------

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2000, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

         As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:


                                 2000        High          Low
                           First quarter    $2-1/8       $1-1/16
                           Second quarter   $1.25        $.1.25
                           Third quarter    $.90         $.375
                           Fourth quarter   $.50         $.09


                                 1999        High          Low
                           First quarter    $3.50        $.50
                           Second quarter   $.92         $.40
                           Third quarter    $2.00        $.75
                           Fourth quarter   $1.75        $.26

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2000, there were 988 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Results of Operations
---------------------

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
---------------------------------------------------------------------

         The Company had no revenues for the year ended December 31, 2000, just as it had for the year ended December 31, 1999.

         The Company had an operating loss of ($403,214) for year ended December 31, 2000 compared to a loss of ($555,004) for the year ended December 31, 1999. Net loss per share in the year ended December 31, 2000 was ($.03) per share compared to a loss in the prior fiscal year of ($.04). The largest item of expense was $151,000 in salary accruals to officers.

         The Company has yet to produce a working product for commercial markets and continues to be engaged in activities to attempt to develop its products.

         The trend of operating losses can be expected to continue until the Company is able to acquire or achieve an operating profitable business, which certainly is not assured.

Liquidity and Capital Resources
-------------------------------

         The Company had $6,527 in cash capital and $0 prepaid expenses at December 31, 2000. Total current assets at December 31, 2000 were $6,527 and current liabilities totaled $582,303 for a deficit of ($575,776). For year ended December 31 1999, $389 in cash capital and $0 prepaid expenses. The Company has no other capital resources other than its common shares. The assets as of December 31, 1999 were $389 an current liabilities totaled $427,798 for a deficit of ($27,409) The Company will need loans or private placements of stock to provide funds for continuing operations.


Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

        Please refer to pages F-1 through F-10.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant and Compliance with
          ----------------------------------------------------------------------
          Section 16(a)
          -------------

The directors and executive officers of the Company as of December 31, 2000, are as follows:

          Name        Age        Position                           Term
          ----        ---        --------                           ----

Janis R. Monroe       61         CEO and Director                   Annual
James B. LaPorte      37         Director                           Annual
Michael R. Bloom(1)   48         Sr. Vice President & Director      Annual
Dr. Alan Propp        39         Vice President & Director          Annual
J. Scott Brosier      46         CFO & Director                     Annual
Dr. Houston G. Wood   56         Director                           Annual
Chris Micklatcher     43         Director                           Annual
Anthony R. Grindl     59         Director                           Annual
Rob Schleider         50         Director                           Annual

     Janis Monroe shall serve as Chief Executive Officer and Michael R. Bloom as Vice President of Research and Development of Triad Innovations, Inc. Dr. Alan Propp will serve as President of Triad Compressor and Secretary of Triad Innovations, Inc. J. Scott Brosier will serve as treasurer of Triad Innovations, Inc. and as President of Fuge Inc.

         JANIS R. MONROE, age 61, graduated with a BBA and MAc from the University of Arizona, Tuscon, Arizona. Ms. Monroe is a CPA, and has served in various capacities during her career, including college professor at Sam Houston State University from 1980 to 1984, CEO/President of MicroMash, a CPA review software company, from 1984 to 1995, and Executive Vice President of ICS Learning Systems from 1995 to 1997. She is currently a self-employed consultant and serves on various Boards of Directors in varying capacities. Most recently, Ms. Monroe received the covenanted AICPA Information Technology Outstanding Service Award in 1999. She is also a member of the MicroMash Editorial Board, serves on the AICPA New Committee of 100, and serves as chairperson of the AICPA Task Force for Top Technologies.

         JAMES B. LAPORTE, age 37, received his BA in Business Administration and Economics from Augsburg College in 1987 and his MBA in Finance from the University of Saint Thomas, Saint Paul, Minnesota in 1992. From 1984 to 1986 Mr. LaPorte was employed by Larson Enterprises of Central Florida, Inc., a Perkins Restaurants franchisee. His final position there was as Regional Operations Manager. From 1986 until 1993 Mr. LaPorte served as Vice President of Operations for J.C. Oil & Gas Corporation. Since 1993 he has held management positions and a seat on the Board of Directors within Dominion Energy PLC, an internationally based public company, most recently serving as Managing Director.

         MICHAEL R. BLOOM, age 48, has been the primary researcher and developer of the technologies described herein. Mr. Bloom received his BS in Distributive Sciences in 1973 and his BA in Environmental Sciences from the University of Minnesota in 1983. From 1975 to 1988 he owned and operated Dick's Sports Center, a successful marine business. From 1989 to 1993 he was the Environmental Section Manager for Watershed Protection for south central Minnesota. In addition, since 1989 he has been developing the technologies described herein.

(1) Mr. Bloom resigned effective March 5, 2001 as an officer and Director.

     DR. ALAN D. PROPP, age 39, received his BS in Mechanical Engineering from the University of Iowa in 1985, an MS in Mechanical Engineering, with an Energy Management emphasis from Texas A&M University in 1986, and a Ph.D. in Mechanical Engineering with a fluid/thermal emphasis in 1991. He also obtained his license as a Registered Professional Engineer in 1994. Dr. Propp served as a project engineer with the Superconducting Super Collider from 1991 to 1994. Since 1994 Dr. Propp has performed consulting engineering and has also been a principal of two Texas Corporations, serving as President of Spectrum Seasonings Inc. and Vice President of Wireless Resources International, Inc.

     J. SCOTT BROSIER, age 46, received his BS in Accounting from Texas Christian University in 1977. After spending two years as an associate at Arthur Young & Co. in Fort Worth, Texas Mr. Brosier obtained Certified Public Accounting license. In 1981 he began private practice as a CPA and in 1990 formed J. Scott Brosier PC, of which he has been owner and president since. His specialty is in oil/gas and agricultural taxation and he has also been involved in the oil and gas exploration and production business.

     DR. HOUSTON G. WOOD, age 56, received his BA and MS in mathematics from Mississippi State University in 1965 and 1967, respectively. Dr. Wood worked the next six years at the Oak Ridge Gaseous Diffusion Plant (ORGDP) in Oak Ridge, Tennessee, where he was a development engineer working on gas centrifuges for isotope separation. He then moved to the University of Virginia where he was a Research Engineer for the Gas Centrifuge Project and a graduate student from 1973-1977. He received his Ph.D. in Applied Mathematics in 1978 and served as Manager of the Centrifuge Physics Department at ORGDP until 1981. Since then, he has been a member of the faculty of the Department of Mechanical and Aerospace Engineering at the University of Virginia. Dr. Wood has continued to be actively involved in gas centrifuge research and is an international leader in the field. Dr. Wood is a recognized expert in modeling the internal flows in rotating machinery and has extensive experience in design and manufacturing of such equipment.

         CHRIS MICKLATCHER, age 43, received his B.B.A. degree from University of Michigan, Ann Arbor, Michigan in 1980, and his Juris Doctorate degree from Wayne State University Law School in Detroit, Michigan 1n 1984. Mr. Micklatcher is licensed to practice as an attorney and certified public accountant in multiple jurisdictions. He worked for the regional office of Ernst & Whinney (now Ernst & Young) in Boston, Massachusetts until 1988, when he then accepted a position with Blue Cross & Blue Shield. In 1992, Mr. Micklatcher began a tax, legal and accounting firm under the name of Alternative Tax Solutions, which he continues to operate to this day. He has sat on various boards and held officer positions, held both elected and appointed positions in government.

         ANTHONY R. GRINDL, age 59, received his BS degree in Geology from San Diego State in 1965 and an MS degree in International Business from University of Dallas in 1975. Prior to attending these Universities Tony was an Advanced Instructor Pilot for 6 years with the United States Air Force stationed in Texas and Oklahoma. He has owned several corporations and for a period from 1975 to 1985 was responsible for recruiting senior research scientist for major energy companies. He has also been involved in importing and developing private label programs for upscale retailers and imported products. Tony also holds a patent on a Multi-stage Zonal Air Purification System.

         ROB SCHLEIDER, age 50, after high school, Mr. Schleider played profession baseball for 3 1/2 years in Montreal Expo organization when a shoulder ended his career in baseball. In 1974, Mr. Schleider graduated from Texas A&M University with a BBA. From 1974 to 1989, Mr. Schleider was the owner and operated fifteen restaurants. Mr. Schleider is has served or is currently serving on various Boards, including the Republic Bank A&M Board, College Station I.S.D. School Board, and the Brazos Valley Rehabilitation Center Board.

                  No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

                  The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

                  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

     1. The following people did not file reports under Section 16(a) during the most recent fiscal year:

                  a.  Janis R. Monroe           CEO and Director
                  b.  James B. LaPorte          Director
                  c.  Michael R. Bloom          Sr. Vice President & Director
                  d.  Dr. Alan Propp            Vice President & Director
                  e.  J. Scott Brosier          CFO and Director
                  f.  Dr. Houston G. Wood       Director
                  g.  Chris Micklatcher         Director
                  h.  Anthony R. Grindl         Director
                  i.  Rob Schleider             Director


Item 10.   Executive Compensation
           ----------------------

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2000. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. After October 31, 2001, only the inventor, Michael Bloom was entitled to any compensation. All other officers' compensation was terminated. No cash bonuses were or are to be paid to such persons.





                                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                    ----------------------------------------
                                          Year Ended December 31, 2000

                                    Annual Compensation                                 Awards


Name and                                                                                                        Securities
Principal                          Salary ($)     Bonus        Other Annual             Restricted Stock        Underlying
Position                 Year                     ($)          Compensation ($)         Award(s)($)             Options/SARs(#)
-----------------------  --------- -------------- -----------  ------------------------ ----------------------- --------------------

Janis R.                 2000      0              0            0                        0                       0
Monroe, CEO
                         --------- -------------- -----------  ------------------------ ----------------------- --------------------
                         1999      0              0            0                        0                       0
                         --------- -------------- -----------  ------------------------ ----------------------- --------------------
                         1998      0              0            0                        0                       0
=======================  ========= ============== ===========  ======================== ======================= ====================
James B.                 2000      $59,000        0            0                        0                       0
LaPorte,
President (1)
                         --------- -------------- -----------  ------------------------ ----------------------- --------------------
                         1999      $100,000       0            0                        0                       0

                         --------- -------------- -----------  ------------------------ ----------------------- --------------------
                         1998      0              0            0                        0                       0
=======================  ========= ============== ===========  ======================== ======================= ====================
                                   0              0            0                        0                       0
Dr. Alan Propp,          2000
Vice President
                         --------- -------------- -----------  ------------------------ ----------------------- --------------------
                         1999      0              0            0                        0                       0
                         --------- -------------- -----------  ------------------------ ----------------------- --------------------
                         1998      0              0            0                        0                       0
=======================  ========= ============== ===========  ======================== ======================= ====================
J. Scott Brosier,        2000      $38,000*       0            0                        0                       0
CFO
                         --------- -------------- -----------  ------------------------ ----------------------- --------------------
                         1999      $50,000*       0            0                        0                       0
                         --------- -------------- -----------  ------------------------ ----------------------- --------------------
                         1998      0              0            0                        0                       0

=======================  ========= ============== ===========  ======================== ======================= ====================
Michael R.               2000      0              0            0                        0                       0
Bloom, Vice
President
                         --------- -------------- -----------  ------------------------ ----------------------- --------------------
                         1999      100,000**      0            0                        0                       0
                         --------- -------------- -----------  ------------------------ ----------------------- --------------------
                         1998      0              0            0                        0                       0
=======================  ========= ============== ===========  ======================== ======================= ====================



(1) Resigned March 2000 as President

* Accrued compensation is currently not being paid to any executive. However, contracts between executives and the Company state income may be taken when the Company is properly capitalized. Under the employment contracts, executives also have the option to take accrued income in the form of common stock in the Company.

** Convertible to 600,000 shares of common stock.

         The Company has no employee incentive stock option plan.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

         Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)



                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives). Directors are entitled to 10,000 shares of stock in May of 2001.

                                                                       Cash Compensation
                                                                                       Security Grants

Name                             Annual             Meeting          Consulting              Number         Number of Securities
                                 Retainer           Fees ($)         Fees/Other              of             Underlying
                                 Fees ($)                            Fees ($)                Shares         Options/SARs(#)
                                                                                             (#)
-------------------------------- ------------------ ---------------- ----------------------  -------------- ------------------------

A. Director                      0                  0                0                       0              0
Janis R. Monroe (1)
-------------------------------- ------------------ ---------------- ----------------------  -------------- ------------------------
B. Director                      0                  0                0                       0              0
James B. LaPorte
-------------------------------- ------------------ ---------------- ----------------------  -------------- ------------------------
C.  Director                     0                  0                0                       0              0
Michael R. Bloom
-------------------------------- ------------------ ---------------- ----------------------  -------------- ------------------------
D.  Director                     0                  0                0                       0              0
Dr. Alan Propp
-------------------------------- ------------------ ---------------- ----------------------  -------------- ------------------------
E.  Director                     0                  0                0                       0              0
J. Scott Brosier
-------------------------------- ------------------ ---------------- ----------------------  -------------- ------------------------
F.  Director                     0                  0                0                       0              0
Dr. Houston G. Wood
-------------------------------- ------------------ ---------------- ----------------------  -------------- ------------------------
G.  Director                     0                  0                0                       0              0
Chris Micklatcher
-------------------------------- ------------------ ---------------- ----------------------  -------------- ------------------------
H.  Director                     0                  0                0                       0              0
Anthony R. Grindl
-------------------------------- ------------------ ---------------- ----------------------  -------------- ------------------------
I.  Director                     0                  0                0                       0              0
Rob Schleider
-------------------------------- ------------------ ---------------- ----------------------  -------------- ------------------------


 (1)   See Compensation of Executives

Item 11. Security Ownership of Certain Beneficial Owners Management
         ----------------------------------------------------------

         The following table sets forth information, as of December 31, 2000, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock. Also included are the shares held by all executive officers and Directors.




                                                      Number of                 Percentage of
                  Name                              Shares Owned                     Class
-------------------------------------------  --------------------------- -----------------------------
Janis R. Monroe                                                1,000,000                          6.2%
2313 Sierra Heights
Las Vegas, NV 89134
-------------------------------------------  --------------------------- -----------------------------

James B. LaPorte (& Laura A.)                                    502,218                          3.1%
284 Enclaves Court
Coppell, TX 75019
-------------------------------------------  --------------------------- -----------------------------

Dr. Alan Propp                                                    80,000                           .5%
5341 Ellsworth Avenue
Dallas, TX 75206
-------------------------------------------  --------------------------- -----------------------------
J. Scott Brosier                                                       0                             0
620 S. Taylor
Amarillo, TX 79101
-------------------------------------------  --------------------------- -----------------------------
Dr. Houston G. Wood                                               25,000                           .2%
Thornton Hall
University VA
Charlottesville, VA 22903
-------------------------------------------  --------------------------- -----------------------------
Chris Micklatcher                                                107,200                           .7%
P.O. Box 535
Limerick, ME 04048
-------------------------------------------  --------------------------- -----------------------------
Anthony R. Grindl                                                 15,000                           .1%
6808 Cornelia Lane
Dallas, TX 75214
-------------------------------------------  --------------------------- -----------------------------
Rob Schleider                                                    328,000                          2.0%
8620 Rosewood Drive
College Station, TX 77845
-------------------------------------------  --------------------------- -----------------------------
Lawrence K. & Debora J. Sather                                   768,750                          4.7%
4516 Hitching Post Lane
Plano, TX 75024
-------------------------------------------  --------------------------- -----------------------------
Kaden Gordon Group I                                             800,000                          5.5%
c/o  NRL
620 South Taylor
Amarillo, TX 79101
-------------------------------------------  --------------------------- -----------------------------
Larson Family Investors, LLC                                   1,250,000                          7.7%
-------------------------------------------  --------------------------- -----------------------------






-------------------------------------------  --------------------------- -----------------------------
Natural Resources Limited Co.                                  1,200,000                          7.4%
c/o  NRL
620 South Taylor
Amarillo, TX 79101
-------------------------------------------  --------------------------- -----------------------------

Officers and Directors as a group                              2,057,418                         12.7%
-------------------------------------------  --------------------------- -----------------------------



                                     PART IV

Item 12.          Certain Relationships and Related Transactions.
                  ----------------------------------------------

            For information concerning restrictions that are imposed upon the securities held by current stockholders, and the responsibilities of such stockholders to comply with federal securities laws in the disposition of such Common Stock, see "Risk Factors - Rule 144 Sales."

            No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

            The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

            Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

            Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Transactions with Management and Others
---------------------------------------

         There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest, except that Janis R. Monroe purchase 1,000,000 shares of common stock at $.10 per share.

Item 13.   Exhibits and Reports on Form 8-K
           --------------------------------
           The following documents are filed as part of this report:

                 1.       Reports on Form 8-K:  None

                 2.       Exhibits:



                                      INDEX
Regulation
S-K Number               Exhibit                    Page Number
----------  -------------------------------         -----------
3.1               Articles of Incorporation         *Incorporated by reference
                                                    to Registration Statement
                                                    #000-26317

3.2               Bylaws                            *Incorporated by reference
                                                    to Registration Statement
                                                    #000-26317


                              INDEX TO EXHIBITS SK#

3.1   Articles of Incorporation of Triad Compressor, Inc. a Texas corporation*
3.2   Articles of Incorporation of Saker One Corporation, a Nevada corporation*
3.3 Articles of Amendment of Triad Compressor, Inc. Changing name to Triad Innovations, Inc. 3.4 Articles of Amendment of Triad Compressor, Inc. Changing share amount*
3.5   Articles of Incorporation of Gas Centrifuge Invention, Inc.*
3.6 Articles of Amendment of Gas Centrifuge Invention, Inc. Changing name to Fuge Systems, Inc.*
3.7   Certificate of Amendment of Fuge Systems, Inc.*
3.8   Articles of Amendment of Saker One Corporation*
3.9 Articles of Merger of Saker One Corporation, a Utah corporation and Saker One Corporation, a Nevada corporation*
3.10  Bylaws of Saker One Corporation, a Nevada corporation*
3.11  Bylaws of Triad Innovations, Inc., a Nevada corporation*
3.12  Bylaws of Fuge Systems, Inc.*
10.1  Stock Exchange Agreement 10.2 Agreement of Reorganization*
10.3  United States Patent*
10.4  Assignment - Michael R. Bloom*
10.5  Shareholder Consent Agreement*
10.6  Plan of Merger*
10.7  Triad Innovations, Inc./Stancil & Co. Agreement*
10.8  Triad Compressor, Inc./Houston Wood Agreement*
10.9 Employment Agreements with James B. LaPorte, Michael Bloom, and Scott Brosier*
10.10 Compensation Agreement for Alan Propp*
10.11 Contribution Agreements with James B. LaPorte, Kaden Gordon Group, Michael
      R. Bloom, and Natural Resources Limited*
10.12 Conditional Stock Option Agreements with Janis R. Monroe and Rosemary Albrecht*

*     Incorporated by reference to Registration Statement #000-26317

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRIAD INNOVATIONS, INC.
                                            (Registrant)

Date: April 13, 2001
                                             /s/ Janis R. Monroe
                                            ---------------------------------
                                            Janis R. Monroe, President & CEO


                                            DIRECTORS:

                                            /s/ Janis R. Monroe
                                            --------------------------------
                                            Janis R. Monroe


                                                        *
                                            ------------------------------------
                                            James B. LaPorte

                                                        *
                                            --------------------------------
                                            Dr. Alan Propp

                                                        *
                                            --------------------------------
                                            J. Scott Brosier

                                                        *
                                            --------------------------------
                                            Dr. Houston G. Wood

                                                        *
                                            --------------------------------
                                            Chris Micklatcher

                                                        *
                                            --------------------------------
                                            Anthony R. Grindl

                                                        *
                                            --------------------------------
                                            Rob Schleider


                                           *By: /s/ Janis R. Monroe
                                               ----------------------------
                                            Janis R. Monroe, Attorney-in-Fact

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Janis Monroe (will full power to each of them to act alone), her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Exchange Act of 1934, this annual report was signed by the following persons in the capacities and on the dates stated.

Signature                       Title                           Date
---------                       -----                           ----

                                Chairman of the Board,          4/13/01
                                President and Director
/s/ Janis R. Monroe             (Principal Executive Officer)
---------------------------

                                Vice President, Chief Financial
                                Officer, Secretary and Director
                                (Principal Officer and Principal
---------------------------     Accounting Officer)


                                Vice President, Chief Operating
---------------------------     Officer and Director



---------------------------     Director




---------------------------     Director



---------------------------     Director

                             TRIAD INNOVATIONS, INC.
                          (A Development Stage Company)

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board
of Directors of Triad Innovations, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheets of Triad Innovations, Inc. (a development stage company) (a Nevada corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period October 4, 1995 (Inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triad Innovations, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period October 4, 1995 (Inception) to December 31, 2000 then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has little operating capital and has had only startup operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Crouch, Bierwolf & Associates
Crouch, Bierwolf & Associates
Salt Lake City, Utah
March 27, 2001




                                     Triad Innovations, Inc.
                                  (A Development Stage Company)
                                   Consolidated Balance Sheets

                                     ASSETS

                                                                         December 31,
                                                                         2000                  1999
                                                                         -------------         ------------

Current Assets
     Cash (Note 8)                                                 $         6,527     $             389
                                                                             ------                  ---
     Total                                                                   6,527                   389

Property, Plant & Equipment (Net)(Note 2)                                    2,823                 1,370

Other Assets
     Patents (Note 5)                                                       28,720                28,720
                                                                            -------               ------
                                                                   $        38,070     $          30,479
                                                                            =======               ======

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                              $        68,299     $          63,695
     Short term debt (Note 12)                                             514,004               364,103
                                                                           --------              -------
     Total                                                                 582,303               427,798

Commitments and Contingencies (Note 7)

Stockholders' Equity
     Common stock, 25,000,000 authorized
        $.001 par value, 16,234,958 and 14,536,303
        shares outstanding, respectively                                    16,235                14,536
     Additional paid in capital                                          7,693,460             7,438,859
     Retained deficit accumulated during
        development stage                                               (8,253,928)           (7,850,714)
                                                                        -----------           ----------
                                                                          (544,233)             (397,319)
                                                                          ---------             --------
                                                                   $        38,070     $          30,479
                                                                            =======               ======



          See Accountant's Report and Notes to the Financial Statements




                                              Triad Innovations, Inc.
                                           (A Development Stage Company)
                                       Consolidated Statements of Operations

                                                                                             From
                                                                                             Inception on
                                                                         For the Year        (October 4,
                                                                          Ended              1995) to
                                                                          December 31,        December 31,
                                                         2000              1999              2000
                                                         ----------        ----------        --------

Revenue                                              $         -        $        -       $       -

Expenses
     General, selling & administrative                      337,100           552,571
                                                                                              870,642
     Research & development (Note 6)                         65,000               -           263,407
     Depreciation (Note 2)                                    1,114               933           6,184
     Oil & Gas leases                                           -               1,500           4,060
                                                              -----             -----           -----

     Total Expenses                                         403,214           555,004       1,114,293
                                                            -------           -------       ---------

Net (loss) from operations                                 (403,214)         (555,004)     (1,114,293)
                                                            --------          --------      ----------


Income Tax (Note 4)                                            -                  -               -

Net Loss                                             $     (403,214)   $     (555,004)    $(1,114,293)
                                                           =========         =========     ===========

Net Loss Per Common Share (Note 11)                                           $ (0.03)        $ (0.04)
                                                                              ========          ======

Average Shares Outstanding (Note 11)                                       15,406,993      14,365,062
                                                                           ==========      ==========



          See Accountant's Report and Notes to the Financial Statements




                                              Triad Innovations, Inc.
                                           (A Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity

                                                                                     Additional      Retained
                                                               Common Stock          Paid in       Deficit
                                                  Shares            Par              Capital        Accumulated
                                                  ---------         ---------        ----------     -----------

Balance, October 4, 1995                               -       $         -        $        -       $       -

Net Loss for the year 1996                             -                 -                 -             (3,494)

Net Loss for the year 1997                             -                 -                 -            (34,590)

Net Loss for the year 1998                             -                 -                 -           (180,995)

Debt relief on part of parent
 corporation before spinoff                            -                 -              174,131           -

Issuance of shares of new parent
 corporation for acquisition of
 Fuge Systems, Inc. and Triad
 Compressor, Inc. (Note 1)                       14,125,320            14,125         7,057,515      (7,076,631)
                                                 ----------            ------         ---------      ----------

Balance, December 31, 1998                       14,125,320            14,125         7,231,646      (7,295,710)

Shares issued for option conversion,
 June 2000 at $.50 per share                        213,200               213           106,387           -

Shares issued for cash, June 1999
    at $.50 per share                               138,736               139            69,229           -

Shares issued for oil and gas property
   acquisition at $.50 per share                     35,000                35            17,465           -

Shares issued for services, June 1999
    at $.50 per share                                25,000                25            12,475           -

Adjustments due to reverse stock split                 (950)               (1)              -             -

Expenses paid by shareholder                           -                 -                1,657           -

Net Loss, December 31, 1999                            -                 -                 -           (555,004)
                                                       ----              ----              ----        --------

Balance, December 31, 1999                       14,536,306            14,536         7,438,859      (7,850,714)




          See Accountant's Report and Notes to the Financial Statements





                                              Triad Innovations, Inc.
                                           (A Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity

                                                                                     Additional      Retained
                                                                    Common Stock     Paid in         Deficit
                                                  Shares            Par              Capital         Accumulated
                                                  ---------         ---------        ----------     ------------
Balance, December 31, 1999                       14,536,306            14,536         7,438,859       (7,850,714)

Shares issued for relief of
    indebtedness at $.001 per share                   6,000                 6             2,994             -

Shares issued for services
    at $.33 per share                               300,000               300            99,700             -

Shares issued for cash
    at $.10 per share                             1,000,000             1,000            99,000             -

Shares issued for cash
    at $.10 per share                               250,000               250            24,750             -

Shares issued for relief of
    indebtedness at $.27 per share                   32,500                33             8,767             -

Shares issued for relief of
    indebtedness at $.50 per share                   20,000                20             9,980             -

Shares issued for services
    at $.38 per share                                25,000                25             9,475             -

Adjustments due to reverse
    stock split                                      65,152                65               (65)            -

Net Loss, December 31, 2000                            -                 -                 -            (403,214)
                                                       ----              ----              ----         --------

Balance, December 31, 2000                       16,234,958    $       16,235       $ 7,693,460      $(8,253,928)
                                                 ==========            ======       ===========      ===========



          See Accountant's Report and Notes to the Financial Statements




                                              Triad Innovations, Inc.
                                           (A Development Stage Company)
                                       Consolidated Statements of Cash Flows

                                                                                                        From
                                                                                                     Inception on
                                                                                     For the Year     (October 4,
                                                                                     Ended              1995) to
                                                                                     December 31,      December 31,
                                                                   2000                1999              2000
                                                                   ----------          --------        --------

Cash Flow Provided (Used) by
   Operations
     Net (Loss)                                                $     (403,214)    $    (555,004)   $   (774,083)
     Depreciation                                                       1,114               933           5,070
     Decrease/Increase in:
       Accounts payable                                               176,304           281,583         393,991
        Expenses paid by others                                         -                 1,657         122,810
        Expenses paid by stock                                        109,500            30,000          30,000
                                                                      -------            ------          ------
                                                                     (116,296)         (240,831)       (222,212)
Cash Flow Provided (Used) by
   Investing Activities
     Cash paid for patents                                              -                (5,378)        (28,720)
     Cash paid for equipment                                           (2,565)            -              -

Cash Flow Provided (Used) by
   Financing Activities
     Related party loans                                                -                70,453          75,353
     Stock sales                                                      125,000           175,968         175,968
                                                                      -------           -------         -------
                                                                      125,000           246,421         251,321

Overall Increase (Decrease) in cash                                     6,139               212             389

Beginning Cash Balance                                                    389               177            -
                                                                          ---               ---            ----

Ending Cash Balance                                            $        6,528     $         389    $        389
                                                                        =====               ===             ===

Supplementary Cash Flow Information:
     Cash Paid For:
          Interest                                             $        -         $        -       $       -
          Taxes                                                $        -         $       1,657    $      1,657

Stock Issued For:
     Acquisition of Oil & Gas Properties                                          $        -       $     17,500
                                                                                                   $     17,500
     Services rendered                                         $      109,500     $      12,500    $    122,000
     Conversion of debt                                        $       21,800     $     106,600    $    128,400


          See Accountant's Report and Notes to the Financial Statements

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - Background and History

                  Triad Innovations, Inc. (formerly Saker One Corporation)(Triad) was created on December 23, 1981 in the State of Utah. Over the years, Triad has engaged in various enterprises, none of which have been successful. In 1999, Triad acquired all of the outstanding stock of Triad Compressor, Inc. a Texas corporation, which owned 100% of the outstanding stock of Fuge Systems, Inc, a Texas corporation. In 1999, Triad created, and later merged with, a Nevada subsidiary.

                  Triad Compressor (Compressor) was organized on February 20, 1996 as a wholly owned subsidiary of Intelligent Design Systems, Inc.
         (IDS). Compressor became a separately owned company when IDS declared a dividend and distributed Compressor stock to IDS stockholders. Triad then acquired all the outstanding stock from IDS stockholders at a special stockholders meeting on December 21, 1999.

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

                  The centrifuge are still in the development stage and all expenses related to the research and development are expensed as incurred. The centrifuge has not reached the commercially viable state and while all activities are directed to that end, the Company is considered to be a development stage company and all financial activity of that stage is reported since inception as defined by SFAS #7

NOTE 2 - Property, Plant and Equipment

                  In 1996, the parent company of Triad Compressor contributed various office and computer equipment for its

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

         operations ($8,269 in original cost). In 2000, the Company purchased additional office equipment valued at $2,565.


NOTE 2 - Property, Plant and Equipment (continued)

                  The Company capitalizes all purchases with an estimated useful life beyond the year of purchase and capitalizes any expenditures which extends the life of existing equipment. Office and Computer Equipment is being depreciated over five years at a double declining balance method. Office and computer equipment consists of the following:

                                                    December 31,
                                                      2000              1999
                                                    ----------       ----------
              Office and Computer Equipment        $   10,834      $    8,269
              Less: Accumulated Depreciation           (8,011)         (6,899)
                                                       ------           ------
                                                   $    2,823      $    1,370
                                                        =====           =====

                  Depreciation expense for 1999 and 2000 was $933 and $1,114, respectively.

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

NOTE 4 - Income Taxes

                  The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 1999 which was applied retroactively.

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

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


                  Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2000 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                  The Company has cumulative net operating loss carryforwards of over $8,200,000 at December 31, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 and 2000 have been offset by valuation reserves of the same amount.

NOTE 5 - Patent

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

NOTE 6 - Research and Development Costs

                  In 1996, 1997 and 1998, the former parent corporation of Triad Compressor expended funds for the research and development costs of the compressor and centrifuge being developed by the Company. Research and development costs incurred were $3,494, $32,014 and $162,899 for 1996, 1997 and 1998. During 2000, the Company expensed $65,000 in research and development costs, compared to $0 in 1999. All costs incurred for the research and development costs were contributed to the respective subsidiaries before the spinoff to the shareholders of Triad Compressor and subsequent acquisition by the new parent.

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7 - Commitments and Contingencies

                  Early in 2001, Mike Bloom, resigned as officer and director of the Company and has asserted that his development of technology for the Company has been hindered by the lack of financial support. He has advised the Company that he is the process of recruiting and funding the necessary development personnel to complete a product, which will by housed in his own development company. He has suggested that the Company focus its efforts toward joint venture opportunities, and maintaining the joint venture relationship between himself and the Company. In that regard he has suggested that Triad will need to pay a fee that will entitle the Company to fully use the technology in the ethanol and specified desalting fields. He has indicated that his company will continue, protect, and control the research and development process exclusively. He has also said that he had will take the steps necessary to advance the intellectual property segment. The Company has only recently received this communication and is uncertain as to the financial or legal implications of this development. There have been no adjustments made to the financial statements concerning this matter.

NOTE 8 - Cash and Cash Equivalents

                  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

NOTE 9 - Going Concern

                  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is currently seeking equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing research and development activities.

NOTE 10 - Options

                  Stock Option Plans - The Company has awarded options for the purchase of common stock to the following individuals:

                  - 300,000 restricted shares to a promotion company for $2.00 per share for services rendered in 2000.

                  - 60,800 restricted shares to two board of directors for advances to the Company in the amount of $30,400 at $.50 per share. The options are exercisable at anytime and have no expiration date.

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

          A summary of stock option are as follows:

         Options:                                          2000
                                                          ------
                                                                      Weighted
                                                           Number     Average
                                                            Of        Exercise
                                                           Shares     Price
                                                        ----------    ----------

           Outstanding at beginning of year               196,000         $ 2.75
           Granted                                        300,000           2.00
           Exercised                                         -              -
           Canceled                                       135,200           3.76
                                                          -------           ----
           Outstanding at end of year                     360,800         $ 1.74
                                                          -------         ------
           Exercisable at end of year                     360,800         $ 1.74
                                                          =======         ======

                  As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans under APB #25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for these plans when options were issued at equal to or more than fair market value.

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 11 - Earnings Per Share / Average Outstanding Shares

         The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Basic and diluted earnings per share calculations are the same since any calculation of additional outstanding shares from exercisable stock options (360,800) would be anti-dilutive.

NOTE 12 - Short Term Debt

         Short term debts consists of accrued wages and advances made to the Company from the former members of the board of directors. The Company is currently negotiating with the former board members to exchange the debt for stock. The debt is non-interest bearing and has no terms.

We hereby consent to the use of our audit report of Triad Innovations, Inc. dated March 27, 2001 for the year ended December 31, 2000 in their Form 10-SB.



/s/ Crouch, Bierwolf & Chisholm
Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
March 27, 2001