Form 10QSB
period 2001-03-31
TRIAD INNOVATIONS INC
filed 2001-05-23
CIK 1107384

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001107384

For Quarter Ended                                      Commission File Number
March 31, 2001                                               000-31189


                             TRIAD INNOVATIONS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)



         Nevada                                             93-0863198
         ------                                             ----------
         (State of incorporation)                           (I.R.S. Employer
                                                            Identification No.)

800 North Rainbow Boulevard, Suite #208, Las Vegas, NV  89107
-------------------------------------------------------------
(Address of principal executive offices)             (Postal Code)

Registrant's telephone number, including area code:  (616) 969-9752
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

                         16,234,958 as of March 31, 2001

ITEM 1. FINANCIAL STATEMENTS



                            TRIAD INNOVATIONS, INC.
                         (A Development Stage Company)

                       Consolidated Financial Statements

                                 March 31, 2001


                             Triad Innovations, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                      ASSETS

                                                         March 31,         December 31,
                                                           2001                2000
                                                    ------------------  ------------------

CURRENT ASSETS
     Cash (Note 8)                                  $           7,497   $           6,527
                                                    ------------------  ------------------
     Total                                                      7,497               6,527

Property, Plant & Equipment (Net)(Note 2)                       2,424               2,823

Other Assets
     Patents (Note 5)                                          28,720              28,720
                                                    ------------------  ------------------

TOTAL ASSETS                                        $          38,641   $          38,070
                                                    ==================  ==================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                               $          74,482   $          68,299
     Short term debt (Note 12)                                551,485             514,004
                                                    ------------------  ------------------
     Total                                                    625,967             582,303

Commitments and Contingencies (Note 7)                              -                   -

STOCKHOLDERS' EQUITY
     Common stock, 25,000,000 authorized
        $.001 par value, 16,234,958
        shares outstanding                                     16,235              16,235
     Additional paid in capital                             7,693,599           7,693,460
     Retained deficit accumulated during
        development stage                                  (8,297,160)         (8,253,928)
                                                    ----------------------------------------

     Total Stockholders' Equity                              (587,326)           (544,233)
                                                    ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $          38,641   $          38,070
                                                    ==================  ==================



    The accompanying notes are an integral part of these financial statements




                             Triad Innovations, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                              From
                                                                                          Inception on
                                                  For the Three       For the Three        (October 4,
                                                  Months Ended         Months Ended          1995) to
                                                    March 31,           March 31,           March 31,
                                                      2001                2000                2001
                                                -----------------  ------------------  ------------------

REVENUE                                         $       -          $        -          $        -
-------

EXPENSES
   General & administrative                               42,700             158,979             946,346
   Research & development (Note 6)                      -                   -                    263,407
   Oil & Gas leases                                     -                   -                      4,060
   Depreciation (Note 2)                                     453                 228               6,637
                                                -----------------  ------------------  ------------------

   Total Expenses                                         43,153             159,207           1,220,450

NET (LOSS) - Before Taxes                       $        (43,153)  $        (159,207)  $      (1,220,450)
----------

Income Tax (Note 4)                                     -                   -                   -

INCOME (LOSS)                                   $        (43,153)  $        (159,207)  $      (1,220,450)
-------------                                   =================  ==================  ====================

Net Loss Per Common Share (Note 11)             $          (0.00)  $           (0.01)
                                                =================  ==================

Average Shares Outstanding (Note 11)                  15,406,993          14,843,000
                                                =================  ==================



    The accompanying notes are an integral part of these financial statements


                                              Triad Innovations, Inc.
                                           (A Development Stage Company)
                                       Consolidated Statements of Cash Flows
                                                                                                        From
                                                                                                    Inception on
                                                                                                    For the Year
                                                            For the Three       For the Three        (October 4,
                                                             Months Ended        Months Ended     1995) to
                                                              March 31,           March 31,           March 31,
                                                                2001                2000                2001
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net Income (Loss)                                    $        (43,152)  $        (159,207)  $      (1,220,450)
     Depreciation                                                      458                 228               6,637
   Decrease/Increase in:
     Prepaid expenses                                             -                    (22,510)           -
     Accounts payable                                                6,183               3,962             576,478
     Expenses paid by others                                      -                   -                    122,816
     Expenses paid by stock                                       -                   -                    139,500
                                                          -----------------  ------------------  ------------------
                                                                   (36,511)           (177,527)           (375,019)

CASH FLOWS FROM
   INVESTING ACTIVITIES
     Cash paid for patents                                        -                   -                    (28,720)
     Cash paid for equipment                                      -                   -                     (2,565)
                                                          -----------------  ------------------  ------------------
                                                                  -                   -                    (31,285)

CASH FLOWS FROM
   FINANCING ACTIVITIES
     Secured short term debt                                        12,000            -                     12,000
     Related party loans                                            25,480              74,497             100,833
     Stock sales                                                  -                    103,000             300,968
                                                          -----------------  ------------------  ------------------
                                                                    37,480             177,497             413,801

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                969                (30)               7,497
   --------------------

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                                        6,528                389             -
   --------------------------                             -----------------  ------------------  ------------------

CASH AND CASH EQUIVALENTS
   AT THE END OF PERIOD                                   $          7,497   $            359    $           7,497
   --------------------                                   =================  ==================  ==================

CASH PAID DURING THE PERIOD FOR:
     Interest                                             $       -          $        -          $        -
     Income taxes                                         $       -          $        -          $           1,657

STOCK ISSUED FOR:
     Acquisition of Oil & Gas Properties                  $       -          $        -          $          17,500
     Services Rendered                                    $       -          $        -          $         231,500
     Conversion of Debt                                   $       -          $        -          $         150,200



    The accompanying notes are an integral part of these financial statements

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 1 - Background and History
-------------------------------

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

                  The centrifuge are still in the development stage and all expenses related to the research and development are expensed as incurred. The centrifuge has not reached the commercially viable state and while all activities are directed to that end, the Company is considered to be a development stage company and all financial activity of that stage is reported since inception as defined by SFAS #7

NOTE 2 - Property, Plant and Equipment
--------------------------------------

                  In 1996, the parent company of Triad Compressor contributed various office and computer equipment for its operations ($8,269 in original cost). In 2000, the Company purchased additional office equipment valued at $2,565.

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 2 - Property, Plant and Equipment (continued)
--------------------------------------------------

                  The Company capitalizes all purchases with an estimated useful life beyond the year of purchase and capitalizes any expenditures which extends the life of existing equipment. Office and Computer Equipment is being depreciated over five years at a double declining balance method. Office and computer equipment consists of the following:


                                                         March 31,           December 31,
                                                         2001                   2000
                                                    ---------------      -----------------

              Office and Computer Equipment         $        10,834      $          10,834
              Less: Accumulated Depreciation                 (8,410)                (8,011)
                                                    ---------------      -----------------
                                                    $         2,424      $           2,823
                                                    ===============      =================


NOTE 3 - Use of Estimates in Financial Statements
-------------------------------------------------

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

NOTE 4 - Income Taxes
---------------------

                  The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 2000 which was applied retroactively.

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

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 5 - Patent
---------------

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

NOTE 6 - Research and Development Costs
---------------------------------------

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

NOTE 7 - Commitments and Contingencies
--------------------------------------

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

NOTE 8 - Cash and Cash Equivalents
----------------------------------

                  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE 9 - Going Concern
----------------------

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

NOTE 10 - Options
-----------------

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

          A summary of stock option are as follows:


         Options:                                         March  31, 2001
                                                   ---------------------------
                                                                    Weighted
                                                         Number     Average
                                                          Of        Exercise
                                                         Shares     Price
                                                   ------------  -------------
           Outstanding at beginning of year             196,000  $        2.75
           Granted                                      300,000           2.00
           Exercised                                       -              -
           Canceled                                     135,200           3.76
                                                   ------------  -------------
           Outstanding at end of year                   360,800  $        1.74
                                                   ============  =============
           Exercisable at end of year                   360,800  $        1.74
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

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001




NOTE 11 - Earnings Per Share / Average Outstanding Shares
---------------------------------------------------------

         The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Basic and diluted earnings per share calculations are the same since any calculation of additional outstanding shares from exercisable stock options (360,800) would be anti-dilutive.

NOTE 12 - Short Term Debt
-------------------------

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2001 COMPARED TO SAME PERIOD IN 2000

     The Company had no revenue in 2001 or 2000. The Company incurred expenses of $43,153 in the quarter in 2001 compared to $159,207 in the same period in 2000. The net loss was ($43,153) in 2001 compared to ($159,207) in 2000 for the first quarter.

     The Company had no actual operations during the first quarter of 2001 due to lack of capital to conduct research, product development or any other significant operations. At this time, the Company has no operating prototype of its technology and is without capital to build and test a prototype of its technology. The Company expects the trend of losses to continue.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has no capital with which to conduct operations and needs to borrow funds or conduct a private placement of equity. The Company is illiquid and has no assets which are marketable at this time. Its liabilities exceed current assets by ($617,870) at March 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            8-K filed 3/28/01

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TRIAD INNOVATIONS, INC.



Date:  May 22, 2001                            /s/ Chris Micklatcher
                                               ---------------------------------
                                               Chris Micklatcher, Acting CEO