Form 10QSB
period 2001-06-30
TRIAD INNOVATIONS INC
filed 2001-08-20
CIK 1107384

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001107384

For Quarter Ended                                      Commission File Number
June 30, 2001                                               000-31189


                             TRIAD INNOVATIONS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)



         Nevada                                             93-0863198
         ------                                             ----------
         (State of incorporation)                           (I.R.S. Employer
                                                            Identification No.)

800 North Rainbow Boulevard, Suite #208, Las Vegas, NV  89107
-------------------------------------------------------------
(Address of principal executive offices)             (Postal Code)

Registrant's telephone number, including area code:  (616) 969-9752
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

                         16,234,958 as of June 30, 2001

ITEM 1. FINANCIAL STATEMENTS



                             TRIAD INNOVATIONS, INC.
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                  June 30, 2001



                             Triad Innovations, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                             ------------------  ------------------

CURRENT ASSETS
     Cash (Note 8)                                                           $           7,899   $           6,527
                                                                             ------------------  ------------------
     Total                                                                               7,899               6,527

Property, Plant & Equipment (Net)(Note 2)                                                2,038               2,823

Other Assets
     Patents (Note 5)                                                                   28,720              28,720
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $          38,657   $          38,070
                                                                             ==================  ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                        $          73,409   $          68,299
     Accounts payable - Related Party (Note 12)                                          2,106            -
     Interest payable                                                                      131            -
     Short term debt - Related Party (Note 12)                                         521,234              30,250
     Short term debt (Note 13)                                                          47,250             483,754
                                                                             ------------------  ------------------

     Total                                                                             644,130             582,303

Commitments and Contingencies (Note 7)                                                -                   -

STOCKHOLDERS' EQUITY
     Common stock, 25,000,000 authorized
        $.001 par value, 16,234,958
        shares outstanding                                                              16,235              16,235
     Additional paid in capital                                                       7,693,599           7,693,460
     Retained deficit accumulated during
        development stage                                                             (8,315,307)         (8,253,928)
                                                                             ----------------------------------------

     Total Stockholders' Equity                                                       (605,473)           (544,233)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          38,657   $          38,070
                                                                             ==================  ==================


                             SEE ACCOMPANYING NOTES




                             Triad Innovations, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                                            From
                                                                                                                  Inception on
                                             For the Three     For the Three     For the Six       For the Six       (October 4,
                                             Months Ended    Months Ended       Months Ended    Months Ended          1995) to
                                               June 30,          June 30,         June 30,          June 30,          June 30,
                                                 2001              2000             2001              2000              2001
                                            ---------------  ----------------  ---------------  ----------------  ---------------

REVENUE                                     $      -         $       -         $      -         $       -         $       -
-------

EXPENSES
   General & administrative                         17,631            88,981           60,330           247,960           963,977
   Research & development (Note 6)                 -                 -                -                 -                 263,407
   Oil & Gas leases                                -                 -                -                 -                  4,060
   Interest                                            131           -                    131           -                    131
   Depreciation (Note 2)                               385               228              838               456            7,022
                                            ---------------  ----------------  ---------------  ----------------  ---------------

   Total Expenses                                   18,147            89,209           61,299           248,416        1,238,597

NET (LOSS) - Before Taxes                   $      (18,147)  $       (89,209)  $      (61,299)  $       (248,416) $   (1,238,597)
----------

Income Tax (Note 4)                                -                 -                -                 -                 -

INCOME (LOSS)                               $      (18,147)  $       (89,209)  $      (61,299)  $       (248,416) $   (1,238,597)
-------------                               ===============  ================  ===============  ================= ================

Net Loss Per Common Share (Note 11)         $        (0.00)  $         (0.01)  $        (0.00)  $         (0.02)
                                            ===============  ================  ===============  ================

Average Shares Outstanding (Note 11)               16,234,955        14,604,893       16,234,955        14,756,155
                                            =======================================================================



                             SEE ACCOMPANYING NOTES




                                                       Triad Innovations, Inc.
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows
                                                                                                                 From
                                                                                                             Inception on
                                                                                                             For the Year
                                                                      For the Six         For the Six         (October 4,
                                                                     Months Ended        Months Ended     1995) to
                                                                       June 30,            June 30,            June 30,
                                                                         2001                2000                2001
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net Income (Loss)                                            $         (61,299)  $        (248,416)  $        (1,238,597)
     Depreciation                                                               843                 456                 7,022
   Decrease/Increase in:
     Prepaid expenses                                                      -                   (22,510)               -
     Accounts payable                                                         1,164              92,135               577,642
     Expenses paid by others                                                  6,183            -                      122,816
     Expenses paid by stock                                                -                   -                      139,500
                                                                  ------------------  ------------------     -----------------
                                                                            (53,109)           (178,335)             (391,617)

CASH FLOWS FROM
   INVESTING ACTIVITIES
     Cash paid for patents                                                 -                   -                      (28,720)
     Cash paid for equipment                                               -                   -                       (2,565)
                                                                  ------------------  ------------------     -----------------
                                                                           -                   -                      (31,285)

CASH FLOWS FROM
   FINANCING ACTIVITIES
     Secured short term debt                                                 17,000              99,497                29,000
     Related party loans                                                     12,000            -                      100,833
     Stock sales                                                             25,480             103,000               300,968
                                                                  ------------------  ------------------     -----------------
                                                                             54,480             202,497               430,801

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                       1,371              24,162                 7,899
   --------------------

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                                                 6,528                 389               -
   --------------------------                                     ------------------  ------------------     -----------------

CASH AND CASH EQUIVALENTS
   AT THE END OF PERIOD                                           $           7,899   $          24,551   $             7,899
   --------------------                                           ==================  ==================     =================

CASH PAID DURING THE PERIOD FOR:
     Interest                                                     $        -          $        -          $           -
     Income taxes                                                 $        -          $        -          $             1,657

STOCK ISSUED FOR:
     Acquisition of Oil & Gas Properties                          $        -          $        -          $            17,500
     Services Rendered                                            $        -          $        -          $           231,500
     Conversion of Debt                                           $        -          $        -          $           150,200


                             SEE ACCOMPANYING NOTES

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

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

         The centrifuge is still in the development stage and all expenses related to the research and development are expensed as incurred. The centrifuge has not reached the commercially viable state and while all activities are directed to that end, the Company is considered to be a development stage company and all financial activity of that stage is reported since inception as defined by SFAS #7

NOTE 2 - Property, Plant and Equipment

         In 1996, the parent company of Triad Compressor contributed various office and computer equipment for its operations ($8,269 in original cost). In 2000, the Company purchased additional office equipment valued at $2,565.

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

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

NOTE 4 - Income Taxes

         The Company adopted Statement of Financial Standards No. 109 "Account-ing for Income taxes" in the fiscal year ended December 31, 2000 which was applied retroactively.

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

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

NOTE 5 - Patent

         In 1996, 1997 and 1998, the former parent corporation of Triad Compressor expended funds for the patent research, legal and filing fees for the compressor and centrifuge being developed by the Company. Once the patents are issued, the costs will be amortized over the estimated useful and commercial life of the products. All costs incurred for the patent were contributed to the respective subsidiaries before the spinoff to the shareholders of Triad Compressor and subsequent acquisition by the new parent corporation. In 1999, the Company abandoned the compressor development and all patent costs attributed to the compressor were written off. The international patent on the centrifuge has expired, however development of the centrifuge continues. While research and development costs will be expensed, costs related to the patent will be capitalized and amortized once the equipment reaches a commercially viable state. U. S. Patent Number 5,902,224 relating to the centrifuge was issued on May 11, 1999.

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

NOTE 7 - Commitments and Contingencies

         Early in 2001, Mike Bloom, resigned as officer and director of the Company and has asserted that his development of technology for the Company has been hindered by the lack of financial support. He has advised the Company that he is the process of recruiting and funding the necessary development personnel to complete a product, which will be housed in his own development company. He has suggested that the Company focus its efforts toward joint venture opportunities, and maintaining the joint venture relationship between himself and the Company. In that regard he has suggested that Triad will need to pay a fee that will entitle the Company to fully use the technology in the ethanol and specified desalting fields. He has indicated that his company will continue, protect, and control the research and development process exclusively. He has also said that he will take the steps necessary to advance the intellectual property segment. The Company has only recently received this communication and is uncertain as to the financial or legal implications of this development. As defined by SFAS #5, there have been no adjustments made to the financial statements concerning this matter.

NOTE 8 - Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

NOTE 9 - Going Concern

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is currently seeking equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing research and development activities.

NOTE 10 - Options

         Stock Option Plans - The Company has awarded options for the purchase of common stock to the following individuals:

                  - 300,000 restricted shares to a promotion company for $2.00 per share for services rendered in 2000.

                  - 60,800 restricted shares to two members of the board for advances to the Company in the amount of $30,400 at $.50 per share. The options are exercisable at anytime and have no expiration date.

          A summary of stock option are as follows:


         Options:                                           June  30, 2001
                                                    ---------------------------
                                                                     Weighted
                                                          Number     Average
                                                           Of        Exercise
                                                          Shares     Price
                                                    ------------  -------------
           Outstanding at beginning of year              196,000  $        2.75
           Granted                                       300,000           2.00
           Exercised                                        -              -
           Canceled                                      135,200           3.76
                                                    ------------  -------------
           Outstanding at end of year                    360,800  $        1.74
                                                    ============  =============
           Exercisable at end of year                    360,800  $        1.74
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

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

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

NOTE 12 - Related Party Transactions

         Short term debts consist of accrued wages and advances made to the Company from the former members of the board of directors. The Company is currently negotiating with the former board members to exchange the debt for stock. The debt is non-interest bearing and has no terms.

         Due to the lack of resources, the Company's president advanced money for general and administrative expenses incurred during the quarter. The amount due holds no interest and will be paid when additional funding is received.

NOTE 13 - Short Term Debt

         During the quarter, the Company issued three promissory notes totaling $17,000. Interest accrues at the rate of 15% annually beginning on June 1, 2001 and June 26, 2001, the dates of the notes. Principal and interest are due on demand after June 2, 2002 and June 27, 2001. The holder of the note may convert at any time the unpaid principal and interest portion for the Company's restricted stock at the price of $.15 per share. Accrued interest payable for the related notes is $131 as of June 30, 2001.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD IN 2000

     The Company had very limited operations in the quarter in 2001 compared to the same quarter in 2000 and had no revenue in either quarter. The Company incurred general and administrative expenses of $17,631 and $88,981 in the quarter in 2001 and 2000 respectively. The Company had total expenses of $18,147 and $89,209 in the quarters in 2001 and 2000 respectively.

     The Company had a net loss of ($18,147) in the second quarter in 2001 compared to a net loss of ($89,209) in the second quarter in 2000. The loss per share was nominal in the second quarter in 2001 and ($.01) in the second quarter in 2000.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD IN 2000

     The Company had limited operations in the six month period in 2001 and 2000. The Company incurred $59,102 in general and administrative expenses in the six month period in 2001 compared to $246,865 in the six month period in 2000. The Company had total expenses of $60,071 and $247,322 in the six month periods in 2001 and 2000 respectively. The Company had net losses of ($60,071) and ($247,322) in the six month periods in 2001 and 2000 respectively. The net loss per share was nominal in the six month period in 2001 and ($.02) in the period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had nominal cash for operations at June 30, 2001 and it will be necessary to obtain loans or make private placements of equity in order to fund operations in the future. The Company does not have any ready source or commitment for loans or private placements at this time.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            8-K filed 5/17/01
            8-K filed 5/29/01
            8-K filed 6/21/01
            8-K filed 6/30/01

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TRIAD INNOVATIONS, INC.



Date:  August 17, 2001                         /s/ Chris Micklatcher
                                               ---------------------------------
                                               Chris Micklatcher, Acting CEO