Form 10QSB
period 2001-09-30
TRIAD INNOVATIONS INC
filed 2001-11-20
CIK 1107384

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001107384

For Quarter Ended                                      Commission File Number
-----------------                                      ----------------------
September 30, 2000                                              000-31189


                             TRIAD INNOVATIONS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)



         Nevada                                          93-0863198
         ------                                          ----------
         (State of incorporation)                        (I.R.S. Employer
                                                         Identification No.)

800 North Rainbow Boulevard Suite #208, Las Vegas, NV 89107
-----------------------------------------------------------
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

                           Yes X       No
                              ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       16,234,958 as of September 30, 2001

                             TRIAD INNOVATIONS, INC.
                          (A Development Stage Company)

                        Consolidated Financial Statements

                               September 30, 2001

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             Triad Innovations, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                                                        September 30,    December 31,
                                                                            2001                2000
                                                                     ------------------  ------------------
CURRENT ASSETS
     Cash (Note 8)                                                   $             830   $        -
     Prepaid Insurance                                                          41,000               6,527
                                                                     ------------------  ------------------
     Total                                                                      41,830               6,527

Property, Plant & Equipment (Net)(Note 2)                                        1,654               2,823

Other Assets
     Patents (Note 5)                                                           28,720              28,720
                                                                     ------------------  ------------------

TOTAL ASSETS                                                         $          72,204   $          38,070
                                                                     ==================  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $          73,531   $          68,299
     Interest payable                                                            2,710            -
     Short term debt - Related party (Note 13)                                   2,000            -
     Short term debt (Note 12)                                                 652,784             514,004
                                                                     ------------------  ------------------
     Total                                                                     731,025             582,303

Commitments and Contingencies (Note 7)                                        -                   -

STOCKHOLDERS' EQUITY
     Common stock, 25,000,000 authorized
        $.001 par value, 17,484,958
        and 16,234,958 shares respectively                                      17,485              16,235
     Additional paid in capital                                               7,757,799           7,693,460
     Retained deficit accumulated during
        development stage                                                     (8,434,105)         (8,253,928)
                                                                     ----------------------------------------

     Total Stockholders' Equity                                               (658,821)           (544,233)
                                                                     ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $          72,204   $          38,070
                                                                     ==================  ==================


   The accompanying notes are an integral part of these financial statements.
                                      F-1



                             Triad Innovations, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                                            From
                                                                                                                      Inception on
                                             For the Three     For the Three    For the Nine    For the Nine         (October 4,
                                             Months Ended    Months Ended       Months Ended    Months Ended          1995) to
                                             September 30,   September 30,      September 30,   September 30,       September 30,
                                                 2001              2000             2001              2000              2001
                                            ---------------  ----------------  ---------------  ----------------  ---------------
REVENUE                                     $      -         $       -         $      -         $       -         $    -
-------

EXPENSES
   General & administrative                        115,833            46,186          176,164           293,051        1,079,810
   Research & development (Note 6)                 -                  40,000          -                  40,000        263,407
   Oil & Gas leases                                -                 -                -                 -               4,060
   Interest                                          2,580           -                  2,711           -               2,711
   Depreciation (Note 2)                               385               458            1,223               915         7,407
                                            ---------------  ----------------  ---------------  ----------------  ------------

   Total Expenses                                  118,798            86,644          180,098           333,966        1,357,395

NET (LOSS) - Before Taxes                   $      (118,798) $       (86,644)  $      (180,098) $       (333,966) $    (1,357,395)
----------

Income Tax (Note 4)                                -                 -                -                 -              -

INCOME (LOSS)                               $      (118,798) $       (86,644)  $      (180,098) $       (333,966) $    (1,357,395)
-------------                               ================ ================  ================ ================= ================

Net Loss Per Common Share (Note 11)         $        (0.01)  $         (0.01)  $        (0.01)  $         (0.02)
                                            ===============  ================  ===============  ================

Average Shares Outstanding (Note 11)            17,484,955        16,144,806       16,550,889        15,401,637
                                            ===============  ================  ===============  ================




    The accompanying notes are an integral part of these financial statements
                                      F-2



                                                        Triad Innovations, Inc.
                                                     (A Development Stage Company)
                                                 Consolidated Statements of Cash Flows
                                                                                                                 From
                                                                                                             Inception on
                                                                                                             For the Year
                                                                     For the Nine        For the Nine         (October 4,
                                                                     Months Ended        Months Ended          1995) to
                                                                     September 30,    September 30,          September 30,
                                                                         2001                2000                2001
                                                                  ------------------  ------------------  -----------------
CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net Income (Loss)                                            $        (180,098)  $        (333,966)  $     (1,357,395)
     Depreciation                                                             1,228                 915              7,407
   Decrease/Increase in:
     Prepaid expenses                                                       (41,000)             22,511            (41,000)
     Accounts payable                                                         2,810             133,645            579,286
     Expenses paid by others                                                  6,183              20,800            122,816
     Expenses paid by stock                                                  65,450              77,489            204,950
                                                                  ------------------  ------------------  -----------------
                                                                           (145,427)            (78,606)          (483,936)

CASH FLOWS FROM
   INVESTING ACTIVITIES
     Cash paid for patents                                                 -                   -                   (28,720)
     Cash paid for equipment                                               -                     (2,556)            (2,565)
                                                                  ------------------  ------------------  -----------------
                                                                           -                     (2,556)           (31,285)

CASH FLOWS FROM
   FINANCING ACTIVITIES
     Secured short term debt                                                112,250            -                   112,250
     Related party loans                                                      2,000            -                   102,833
     Stock sales                                                             25,480             125,000            300,968
                                                                  ------------------  ------------------  -----------------
                                                                            139,730             125,000            516,051

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                     (5,697)              43,838                830
   --------------------

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                                                 6,527                 389            -
   --------------------------                                     ------------------  ------------------  -----------------

CASH AND CASH EQUIVALENTS
   AT THE END OF PERIOD                                           $             830   $          44,227   $            830
   --------------------                                           ==================  ==================  =================

CASH PAID DURING THE PERIOD FOR:
     Interest                                                     $        -          $        -          $        -
     Income taxes                                                 $        -          $        -          $          1,657

STOCK ISSUED FOR:
     Acquisition of Oil & Gas Properties                          $        -          $        -          $         17,500
     Services Rendered                                            $          65,450   $          77,489   $        296,950
     Conversion of Debt                                           $        -          $        -          $        150,200



    The accompanying notes are an integral part of these financial statements
                                      F-3

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2001

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

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2001

NOTE 2 - Property, Plant and Equipment (continued)
--------------------------------------------------

                  The Company capitalizes all purchases with an estimated useful life beyond the year of purchase and capitalizes any expenditures which extends the life of existing equipment. Office and Computer Equipment is being depreciated over five years at a double declining balance method. Office and computer equipment consists of the following:

                                           September 30,      December 31,
                                                2001                2000
                                           ---------------    -----------------
         Office and Computer Equipment     $       10,834     $         10,834
         Less: Accumulated Depreciation            (9,180)              (8,011)
                                           ---------------    -----------------
                                           $        1,654     $          2,823
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

                  Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

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

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2001

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

NOTE 7 - Commitments and Contingencies
--------------------------------------

                  Early in 2001, Mike Bloom, resigned as officer and director of the Company and has asserted that his development of technology for the Company has been hindered by the lack of financial support. He has advised the Company that he is the process of recruiting and funding the necessary development personnel to complete a product, which will by housed in his own development company. He has suggested that the Company focus its efforts toward joint venture opportunities, and maintaining the joint venture relationship between himself and the Company. In that regard he has suggested that Triad will need to pay a fee that will entitle the Company to fully use the technology in the ethanol and specified desalting fields. He has indicated that his company will continue, protect, and control the research and development process exclusively. He has also said that he had will take the steps necessary to advance the intellectual property segment. The Company is uncertain as to the financial or legal implications of this development. There have been no adjustments made to the financial statements concerning this matter.

NOTE 8 - Cash and Cash Equivalents
----------------------------------

                  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2001

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

          A summary of stock option are as follows:


    Options:                                        September30, 2001
                                                    -----------------
                                                                 Weighted
                                                         Number  Average
                                                          Of     Exercise
                                                         Shares     Price
                                                   ------------ --------------
           Outstanding at beginning of year             196,000 $         2.75
           Granted                                      300,000           2.00
           Exercised                                       -              -
           Canceled                                     135,200           3.76
                                                   ------------ --------------
           Outstanding at end of year                   360,800 $         1.74
                                                   ============ ==============
           Exercisable at end of year                   360,800 $         1.74
                                                   ============ ==============

                  As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans under APB #25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for these plans when options were issued at equal to or more than fair market value.

                             Triad Innovations, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2001



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

         During the quarter the company issued additional promissory notes to investors totaling $85,250, bringing the total value of the notes to $102,250. Similar to the previously issued notes, these bear interest at the rate of 15% annually and are due and payable one year from the date of issuance. The holder of the note may convert at any time the unpaid principal and interest portion for the Company's restricted stock at the price of $.15 per share. Accrued interest payable for the related notes is $2,710 as of September 30, 2001.

NOTE 13 - Related Party Transactions
------------------------------------

         The Company issued a promissory note to the son a current member of the board of directors. The face value of the note is $2,000 and carries the same terms as mentioned in Note 12 - Short Term Debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN 2000

         During the nine month period, the Company had no revenues in either 2001 or 2000. The Company incurred general and administrative expenses of $176,164 and miscellaneous expenses of $3,934 in 2001 in the period and $293,051 in general and administrative, $40,000 in research and $915 in miscellaneous in the period in 2000. The Company has a net loss of ($180,098) in 2001 and ($333,966) in 2000 in the period. The loss per share was ($.01) and ($.02) in the period in 2001 and 2000 respectively.

         A continuing trend of losses can be expected until the Company can market, sell, or license its product designs.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN 2000

     The Company had no revenues in the quarter in 2001 or 2000. The Company had total expenses of $118,798 and 486,644 in the quarter in 2001 and 2000, respectively. Loss per share was ($.01) in the quarter in both 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had only $830 in cash capital at September 30, 2001 and no other current assets, except insurance. The Company has no sources of income. The Company will need to seek private placements of stock or loans for operating capital, sources of which are not committed.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

          None

ITEM 2.   CHANGES IN SECURITIES
-------   ---------------------

          None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES
-------   ------------------------------

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          None

ITEM 5.   OTHER INFORMATION
-------   -----------------

          None

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K
-------   -------------------------------

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 19, 2001                   TRIAD INNOVATIONS, INC.



                                            By: /s/ Chris Micklatcher
                                                --------------------------------
                                                   Chris Micklatcher, President