Form 10KSB
period 2001-12-31
TRIAD INNOVATIONS INC
filed 2002-04-25
CIK 1107384

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2001

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

                  835 Golden Avenue, Battle Creek, MI 49015
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                (616) 969-9752 Securities registered pursuant to
                            Section 12(g) of the Act:

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

There were 19,117,958 shares of the Registrant's common stock outstanding as of December 31, 2001 and 25,000,000 were outstanding as of April 15, 2002.

The aggregate market value of the __________ shares of voting common stock held by nonaffiliates of the Registrant is approximately $_________ on December 31, 2001.

                                TABLE OF CONTENTS

PART I                                                                      Page

         Item 1.  Description of Business                                    1
         Item 2.  Description of Property                                    3
         Item 3.  Legal Proceedings                                          3
         Item 4.  Submission of Matters to a Vote of Security Holders        3

PART II

         Item 5.  Market for Common Equity and Related
                     Stockholder Matters                                     4
         Item 6.  Management's Discussion and Analysis or
                     Plan of Operation                                       4
         Item 7.  Financial Statements                                       6
         Item 8.  Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure                     6

PART III

         Item 9.  Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a)
                       of the Exchange Act                                   7
         Item 10. Executive Compensation                                     9
         Item 11. Security Ownership of Certain Beneficial
                     Owners and Management                                  12
         Item 12. Certain Relationships and Related Transactions            13
         Item 13. Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                                  15

                                     PART I

Item 1.  BUSINESS
         --------

         History
         -------

     Triad Innovations, Inc. (formerly Saker One Corporation) ("Triad" or "Company") was created on December 23, 1981 in the State of Utah as Cavalier Resources Corporation. The name was later changed to Saker One Corporation. Saker One and Triad entered into a Plan and Agreement of Reorganization in 1998 whereby Triad merged into a wholly owned subsidiary of Saker and subsequently Saker changed its name to Triad Innovations, Inc. after redomiciling to Nevada. Over the years, the Company has engaged in various enterprises, none of which have been successful. In 1998 The Company acquired all of the outstanding stock of Triad Compressor, a Texas corporation, which owns 100% of the outstanding stock of Fuge Systems, Inc., a Texas corporation. In 1998, Michael Bloom, James LaPorte, Natural Resources Limited Company, and the Kaden Gordon Group I, Ltd. entered into Contribution Agreements under which they contributed technology and licenses to Saker One.

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

     The primary asset of Compressor is a compressor design that is an engine device that is intended to be operated using a mix of gaseous fuel such as natural gas that can be used in the gas industry and other applications. In 1999, the Company abandoned all research on the compressor and all costs of acquiring a patent on the process has been written off.

     The primary asset of Fuge is a gas centrifuge design for multiple separation applications in the oil and gas industry, waste water clean-up, and acid treatments, and ethanol dehydration.

     Both designs are still in the development stage and all expenses related to the research and development are expensed as incurred. Neither design has reached the commercially viable state and the Company is considered to be a development stage company and all financial activity of that stage is reported since inception as defined by SFAS #7.

         Financial Information About Industry Segments
         ---------------------------------------------
         See "Financial Statements and supplementary Data," Item below.

         Narrative Description of Business
         ---------------------------------

     The Company has two wholly owned subsidiaries, Triad Compressor, Inc. and Fuge Systems, Inc.

     The primary asset of Compressor is a design for compressing industrial gases, natural gases or air. The size and simplicity of Triad's prototype compressor provides opportunities involving compact service requirements. While compact size and low fabrication costs offer marketing advantages for Triad's design, the compressor industry is very competitive and design advantages are less valuable without name recognition and strong marketing infrastructure.

         Triad views the economic potential for the compressor technology to be of value, but less significant than Triad's centrifuge technology.

     The primary asset of Fuge is fluid centrifuge technology and design under development for multiple applications in industry. Some of the industrial applications under investigation include industrial gas production of oxygen and nitrogen, natural gas processing, and ethanol (solvent) de-hydration. Fuge owns several prototype centrifuge models along with miscellaneous tools and test equipment all located in rented shop facilities in Mankato, Minnesota.

     Both designs are still in the development stage and all expenses related to the research and development are expensed as incurred. Neither product has reached the commercially viable state and the Company is considered to be a development stage company and all financial activity of that stage is reported since inception as defined by SFAS #7.

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

     The company has been very limited in its capital, and has been unable to fund any significant development or testing of its designs.

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


Item 2.  PROPERTIES
         ----------

         Facilities
         ----------

            The Company has no property. The Company currently maintains an office at 5050 North B Drive, Battle Creek, MI 49015 for which it pays no rent.

         Real Property
         -------------

         None

         Mineral Properties
         ------------------

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2001, the Company was neither a party nor were any of its properties subject to any legal proceedings.

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

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

     As of the date of this report, there has been limited trading and quotation of the Company's common stock on the OTCBB under the symbol TINN. The range of high and low trade quotations for each fiscal quarter for the past two years, as reported by the National Quotation Bureau Incorporated, was as follows:


                                 2001        High          Low
                                 ----        ----          ---
                           First quarter    $.21         $.06
                           Second quarter   $.27         $.03
                           Third quarter    $.28         $.05
                           Fourth quarter   $.50         $.05


                                 2000        High          Low
                                 ----        ----          ---
                           First quarter    $2-1/8       $1-1/16
                           Second quarter   $1.25        $.125
                           Third quarter    $.90         $.375
                           Fourth quarter   $.50         $.09

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2001, there were 988 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------
Financial Condition
- -------------------

During fiscal year 2001, the Company continued to be a development stage entity with no sales and revenues. The company had minimal capital for operations which impaired any significant business operations.

Financial Condition and Changes in Financial Condition
- ------------------------------------------------------

Liquidity and Capital Resources.
- -----------------------------

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and sales. The company has no sources of capital except to use its stock for private placements. The company will be reliant upon loans from offices for any cash needs. No loan commitments have been made by anyone.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($1,726,777) at December 31, 2001. The Company had minimal current assets and no other assets at December 31, 2001.

The Company is unable to carry out its plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair its business plan, but it anticipates it will incur further operating losses similar to those incurred in previous years. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no committed source.


The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $25,000 to $30,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

Results of Operations
- ---------------------

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
- ---------------------------------------------------------------------

     The Company had no revenues for the year ended December 31, 2001, nor any for year ended December 31, 2000.

     The company incurred general and administrative expenses of $545,727 in 2001 compared to $403,214 in such expenses in 2000. The increase in 2001 was due to increase of $196,000 in compensation expenses related to shares issued for incoming executive and director services. Research expenses decreased to $4,433 in 2001 from $65,000 in 2000.

         The Company had an operating loss of ($543,727) for year ended December 31, 2001 compared to a loss of ($403,214) for the year ended December 31, 2000. Net loss per share in the year ended December 31, 2001 was ($.03) per share compared to a loss in the prior fiscal year of ($.04). The largest item of expense was $151,000 in salary accruals to officers.

         The Company has yet to produce a working product for commercial markets and continues to be engaged in activities to attempt to develop its designs.

Liquidity and Capital Resources
- -------------------------------

     The Company had $343 in cash capital and $30,750 prepaid expenses at December 31, 2001. Total current assets at December 31, 2001 were $31,093 and current liabilities totaled $806,996 for a deficit of ($775,903). The Company has no other capital resources other than its common shares. The Company will need loans or private placements of stock to provide funds for continuing operations.

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing design and development of any products. The Company will need to raise additional funds to conduct any significant business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

OTHER MATTERS

     The Company has no plans for any significant research and development in the next twelve months due to its lack of capital. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

         The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report.

         There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $366,906, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.


Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

        Please refer to pages F-1 through F-12.

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

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant and Compliance with
          ----------------------------------------------------------------------
          Section 16(a)
          -------------

The directors and executive officers of the Company as of December 31, 2001, are as follows:

                                                                 Period of
                                                                 Service As
                                                                 An Officer Or
     Name                  Age           Position(s)             Director
-----------------------  --------  ------------------------  -------------------
Hubert Shenkin             __       CEO and Director                Annual
Chris Micklatcher          43       Director                        Annual
Anthony R. Grindl          59       Director                        Annual
Rob Schleider              50       Director                        Annual
Thomas Roller              52       Director                        Annual
Terry Humphry              __       Director & President            Annual
Jerry McAlphin             __       Director & Vice President       Annual

         The principal occupations of each director and officer of the Company for at least the past five years are as follows:

(1) Mr. Bloom resigned effective March 5, 2001 as an officer and Director.

     ROB SCHLEIDER, age 50. In 1974, Mr. Schleider graduated from Texas A&M University with a BBA. From 1974 to 1989, Mr. Schleider was the owner and operated fifteen restaurants. Mr. Schleider has served or is currently serving on various Boards, including the Republic Bank A&M Board, College Station I.S.D. School Board, and the Brazos Valley Rehabilitation Center Board.

         TOM ROLLER, Chairman of the Board of Directors, formed National Refrigeration Systems in 1997, capping a 25-year career in finance, planning, sales, marketing, manufacturing, and general management, in the United States and Europe. Prior to NRS, Roller served as President and CEO of Wolverine Tube, Inc. (NYSE: WLV) a supplier of custom-engineered technical tubes for the appliance, air-conditioning, refrigeration, power generation and chemical industries. From 1992 to 1996, Roller was President and CEO of Fruehauf Trailer Corporation, a global manufacturer of dry freight and refrigerated trailers. Roller also worked in various capacities for United Technologies Corporation (NYSE: UTX) from 1981 to 1991, include Vice President and General Manger of two major divisions. He is a director of Ideal Electric Corporation. Roller holds a Masters of Business Administration degree from Duke University.

     HUBERT B. SHENKIN, CEO, brings to Triad his many years of experience as an attorney, for the past fifteen years, primarily involving business law and as an engineer, for many years, on various precision products of a complex nature in the aerospace and ground support industries, both on governmental and industrial products. He has served at various times in his career as CEO, President, Vice President, Chief Engineer, Manufacturing and Value Engineering Manager, and Quality control Manager. Mr. Shenkin is a graduate of City University of New York, with a B.S. in Physics, City University of New York, with an M.B.A. in Management, and Nova Southern University, with a J.D. degree in Law.

         TERRY Humphrys, President, is an engineer with many years of experience, most recently with Legacy Environmental System as President/CEO, prior to that associated with Leede Investment Associates, Inc. as Vice-President. Education: Western Illinois University, Macomb, Illinois, North Central College, Naperville, Illinois, majored in Clinical Biochemistry.

         JEROLD MCALPIN, Vice President Strategic Alliances/New Business Development, brings to Triad 30 years of global experience with several major Fortune 100 companies. Mr. McAlpin joined AAR (NYSE:AIR) in 2000 as VP of Strategic Global Procurement. Prior to AAR, Mr. McAlpin served as Director of Strategic Global Procurement for Ingersoll-Road (NYSE: IR). From 1995-1998, Mr. McAlpin served as Corporate Director of Purchasing in the turnaround and sale of Fruehauf Trailer Corporation. In 19987, he was a part of the turnaround team that transitioned Valley Industries (The Fisher Group) into Toyota's #2 supplier worldwide. From 1972-1987, he served 16 years with John Deere (NYSE: DE) in the areas of Operations, Manufacturing, Production, Warehousing, Distribution, Logistics, and Procurement. He has a diversity of education, knowledge, and experience that shall serve Triad well in its various endeavors. Mr. McAlpin is a graduate of the University of Northern Iowa, with a B.A. in Marketing and an M.B.A. graduate study in Management from the University of Northern Iowa.


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

         ANTHONY R. GRINDL, age 59, received his BS degree in Geology from San Diego State in 1965 and an MS degree in International Business from University of Dallas in 1975. Prior to attending these Universities Tony was an Advanced Instructor Pilot for 6 years with the United States Air Force stationed in Texas and Oklahoma. He has owned several corporations and for a period from 1975 to 1985 was responsible for recruiting senior research scientist for major energy companies. He has also been involved in importing and developing private label programs for upscale retailers and imported products. He also holds a patent on a Multi-stage Zonal Air Purification System.

         ROB SCHLEIDER, age 50, In 1974, Mr. Schleider graduated from Texas A&M University with a BBA. From 1974 to 1989, Mr. Schleider was the owner and operated fifteen restaurants. Mr. Schleider is has served or is currently serving on various Boards, including the Republic Bank A&M Board, College Station I.S.D. School Board, and the Brazos Valley Rehabilitation Center Board.

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

     1. The following people did not file reports under Section 16(a) during the most recent two fiscal years:
                                              Report           # of Reports
                                              ------           ------------
                  a.  Janis R. Monroe
                  b.  James B. LaPorte
                  c.  Michael R. Bloom
                  d.  Dr. Alan Propp
                  e.  J. Scott Brosier
                  f.  Dr. Houston G. Wood
                  g.  Chris Micklatcher
                  h.  Anthony R. Grindl
                  i.  Rob Schleider
                  j.  Hubert Shenkin

Item 10.   Executive Compensation
           ----------------------

     The Company accrued and paid compensation to certain executive officers for services rendered to the Company in all capacities during the fiscal year ended December 31, 2001. No one executive officer received, or has accrued for his benefit, in excess of $100,000 for the year. No cash bonuses were or are to be paid to such persons.





                                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                    ----------------------------------------
                                          Year Ended December 31, 2001

                            Annual Compensation                  Awards


Name and                                                                       Securities    Long Term      LTIp       All Other
Principal                  Salary ($) Bonus  Other Annual    Restricted Stock  Underlying     Compensation/ Payments  Compensations
Position           Year               ($)    Compensation ($) Award(s)($)      Options/SARs(#)
--------           ----    ------     ---    ----------------------------      --------------- ------------ --------- --------------


Janis R.            2001    0         0       0                0                  0                0            0           0
Monroe, CEO
(Resigned 2001)     ----------------------------------------------------------------------------------------------------------------
                    2000    0         0       0                0                  0                0            0           0
                    ----------------------------------------------------------------------------------------------------------------
                    1999    0         0       0                0                  0                0            0           0
===============    =================================================================================================================
James B.            2001    $59,000   0       0                0                  0                0            0           0
LaPorte,
President (1)
(Resigned 2001)    -----------------------------------------------------------------------------------------------------------------
                    2000    $100,000  0       0                0                  0                0            0           0

                   -----------------------------------------------------------------------------------------------------------------
                    1999    0         0       0                0                  0                0            0           0
================  ==================================================================================================================
Dr. Alan Propp,     2001    0         0       0                0                  0                0            0           0
Vice President
(Resigned 2001)   ------------------------------------------------------------------------------------------------------------------
                    2000    0         0       0                0                  0                0            0           0
                  ------------------------------------------------------------------------------------------------------------------
                    1999    0         0       0                0                  0                0            0           0
================  ==================================================================================================================
J. Scott Brosier,   2001    0         0       0                0                  0                0            0           0
CFO
(Resigned 2001)   ------------------------------------------------------------------------------------------------------------------
                    2000    $38,000*  0       0                0                  0                0            0           0

                  ------------------------------------------------------------------------------------------------------------------
                    1999    $50,000*  0       0                0                  0                0            0           0
                  ------------------------------------------------------------------------------------------------------------------

================  ==================================================================================================================
Michael R.          2001    0         0       0                0                  0                0            0           0
Bloom, Vice       ------------------------------------------------------------------------------------------------------------------
President           2000    0         0       0                0                  0                0            0           0
(Resigned 2001)   ------------------------------------------------------------------------------------------------------------------
                    1999    $100,000**0       0                0                  0                0            0           0
                  ------------------------------------------------------------------------------------------------------------------
================  ==================================================================================================================
Chris Micklatcher,  2001    0         0       0                0                  1,250,000        0            0           0
Director
================  ==================================================================================================================
Hubert B. Shenkin,  2001    0         0       0                0                  1,250,0000       0            0           0
CEO
================  ==================================================================================================================
Terry Humphrys,     2001    0         0       0                0                  1,250,000        0            0           0
President
================  ==================================================================================================================
Jerold McAlpin,     2001    0         0       0                0                  1,250,000        0            0           0
Vice-President
====================================================================================================================================

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

                                   Cash Compensation
                                                                                       Security Grants

Name                        Annual        Meeting     Consulting           Number         Number of Securities  LTIP    All Other
                            Retainer      Fees ($)    Fees/Other           of             Underlying           Payments Compensation
                            Fees ($)                  Fees ($)             Shares         Options/SARs(#)
                                                                                             (#)
- -------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------

A. Director              2000 0            0                0                   0              0                 0              0
Janis R. Monroe (1)      2001 0            0                0                   0              0                 0              0
- -------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
B. Director              2000 0            0                0                   0              0                 0              0
James B. LaPorte (1)     2001 0            0                0                   0              0                 0
- -------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
C.  Director             2000 0            0                0                   0              0                 0              0
Michael R. Bloom (1)     2001 0            0                0                   0              0                 0              0
- -------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
D.  Director             2000 0            0                0                   0              0                 0              0
Dr. Alan Propp (1)       2001 0            0                0                   0              0                 0              0
- -------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
E.  Director             2000 0            0                0                   0              0                 0              0
J. Scott Brosier (1)     2001 0            0                0                   0              0                 0              0
- -------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
F.  Director             2000 0            0                0                   0              0                 0              0
Dr. Houston G. Wood (1)  2001 0            0                0                   0              0                 0              0
- -------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
G.  Director             2001 0            0                0                   0              0 (2)             0              0
Chris Micklatcher
- -------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
H.  Director             2001 0            0                0                   0              0                 0              0
Anthony R. Grindl
- -------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
I.  Director             2001 0            0                0                   0              0                 0              0
Rob Schleider
- -------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
Tom Roller,              2001 0            0                0                   0              2,500,000         0              0
Chairman
---------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
Hubert B. Shenkin,       2001 0            0                0                   0              0 (2)             0              0
Director
---------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
Terry Humphrys,          2001 0            0                0                   0              0 (2)             0              0
Director
---------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------
Jerold McAlpin,          2001 0            0                0                   0              0 (2)             0              0
Director
---------------------------------- ------------------ ---------------- ----------------------  -------------- ----------------------

 (1)   Resigned in 2001
 (2)   Does not include options shown n Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         ----------------------------------------------------------

     The following table sets forth information, as of April 15, 2002 with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock. Also included in the Table are the shares held by all executive officers and Directors.




                                                      Number of                 Percentage of
                  Name                              Shares Owned                     Class
- -------------------------------------------  --------------------------- -----------------------------
Chris Micklatcher                                                107,200                           .7%
10829 North 43rd St                                              (1) 1,250,000
Augusta, MI 49012
- -------------------------------------------  --------------------------- -----------------------------
Anthony R. Grindl                                                 15,000                           .1%
6808 Cornelia Lane
Dallas, TX 75214
- -------------------------------------------  --------------------------- -----------------------------
Rob Schleider                                                    328,000                          2.0%
8620 Rosewood Drive
College Station, TX 77845
- -------------------------------------------  --------------------------- -----------------------------
Terry Humphrys                                                 0                                    0%
President/Director                                             (1) 1,250,000
- -------------------------------------------  --------------------------- -----------------------------
Jarold McAlpin,                                                  400,000
Vice President/Director                                          (1) 1,250,000                    2.1%
- -------------------------------------------  --------------------------- -----------------------------
Tom Roller,                                                    0                                    0%
Chairman/Director                                              (2) 2,500,000
- -------------------------------------------  --------------------------- -----------------------------
Michael Bloom                                                    400,000                          2.1%
---------------------------------------------  --------------------------- -----------------------------
Hubert B. Shenkin                                              0                                    0%
CEO                                                            (1) 1,250,000
---------------------------------------------  --------------------------- -----------------------------

Officers and Directors as a group                              1,250,000                          6.5%
- -------------------------------------------  --------------------------- -----------------------------


Pursuant to Section 13d(1) of the Securities Act of 1933 options exercisable within 60 days included for computation purposes.
(1) Each person has an option to purchase 1,250,000 shares @ $.10 per share for ten years.

(2) Mr. Roller has an optionto purchase 2,500,000 shares @ $.10 per share for 10 years.

(3) Including options exercisable under Section 13d(1).

                                     PART IV

Item 12.          Certain Relationships and Related Transactions.
                  ----------------------------------------------

                  None.



Transactions with Management and Others
- ---------------------------------------

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

     Rob Schleider was issued 10,000 shares in exchange for a $300 debt owed for a telephone bill. The shares were trading at $.10 per share at the time of the transaction.

     On October 11, 2001, options of 1.25 million shares were issued to Chris Micklatcher Jerry McAlpin, Terry Humphrys and Hubert Shenkin at an option price of $.10 per share. No options have been exercised.

     On October 11, 2001 options of 2.5 million shares weree issued to Thomas Roller at an option price of $.10 per share. No options have been exercised.

Item 13.   Exhibits and Reports on Form 8-K
           --------------------------------
           The following documents are filed as part of this report:

                 1.       Reports on Form 8-K:   May 15, 2001
                                                 March 28, 2001
                 2.       Exhibits:



                                      INDEX
Regulation
S-K Number               Exhibit                    Page Number
- ----------  -------------------------------         -----------
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

                                            TRIAD INNOVATIONS, INC.
                                            (Registrant)

Date: April 15, 2002
                                             /s/Terry Humphrys
                                            ---------------------------------
                                            Terry Humphrys, President & CEO


                                            DIRECTORS:

                                            /s/Jarold McAlphin
                                            --------------------------------
                                            Jarold McAlpin


                                            /s/Terry Humphrys
                                            ------------------------------------
                                            Terry Humphrys

                                            /s/Thomas Roller
                                            --------------------------------
                                            Thomas Roller

                                            /s/Hubert B. Shenkin
                                            --------------------------------
                                            Hubert B. Shenkin


                                            /s/Chris Micklatcher
                                            --------------------------------
                                            Chris Micklatcher

                                            /s/Anthony R. Grindl
                                            --------------------------------
                                            Anthony R. Grindl

                                            /s/Rob Schleider
                                            --------------------------------
                                            Rob Schleider

                             TRIAD INNOVATIONS, INC.
                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2001 and 2000

Auditors Report- Bierwolf, Nilson & Associates                               F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                          F-4 - F-5

Statements of Cash Flows                                                     F-6

Notes to Financial Statements                                         F-7 - F-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Triad Innovations, Inc.


We have audited the accompanying balance sheet of Triad Innovations, Inc., (a development stage company) (a Nevada corporation) as of December 31, 2001 and 2000 and the related statements of operations, retained earnings, and cash flows for the years then ended and for the period October 4, 1995 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triad Innovations, Inc., as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and for the period October 4, 1995 (Inception) to December 31, 2001 in conformity with generally accepted accounting principles, in the United States of America.

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



Bierwolf, Nilson & Associates
April 13, 2002
/s/Bierwolf, Nison & Associates







                             Triad Innovations, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   December 31

                                                                                    2001                2000
                                                                             ------------------  ------------------

                                     ASSETS

Current Assets
   Cash (Note 8)                                                             $             343   $           6,527
   Prepaid Insurance                                                                    30,750            -
                                                                             ------------------  ------------------

     Total Current Assets                                                               31,093               6,527

Property, Plant & Equipment (Net)(Note 2)                                               47,084               2,823
-----------------------------------------

Other Assets
   Patents (Note 5)                                                                     28,720              28,720
                                                                             ------------------  ------------------

     Total Assets                                                            $         106,897   $          38,070
                                                                             ==================  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                          $         115,751   $          68,299
   Accrued Liabilities                                                                 206,293            -
   Short Term Debt (Note 12)                                                           133,250             514,004
   Notes Payable - Related Party                                                       345,919            -
   Interest on Notes Payable                                                             5,753            -
                                                                             ------------------  ------------------

     Total Current Liabilities                                                         806,996             582,303

Stockholders' Equity
   Common Stock, 25,000,000 Authorized at
      $.001 Par Value; 19,117,958 and 16,234,958
      Shares Issued and Outstanding, Respectively                                       19,118              16,235
   Additional Paid in Capital                                                         8,033,791           7,693,460
   Deficit Accumulated During Development Stage                                      (8,753,008)         (8,253,928)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                        (700,099)           (544,233)
                                                                             ------------------  ------------------

     Total Liabilities & Stockholders' Equity                                $          106,897   $          38,070
                                                                             ==================  ==================



The accompanying notes are an integral part of these financial statements.

                                      F-2





                             Triad Innovations, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   December 31

                                                                                                         From
                                                                                                     Inception on
                                                                                                      (October 4,
                                                                                                       1995) to
                                                    2001              2000             1999              2001
                                            ------------------  ----------------  ---------------  ----------------

Revenue                                     $         -         $       -         $      -         $       -
-------                                     ------------------  ----------------  ---------------  ----------------

Expenses
   General, Selling
     & Administrative                                 533,154           337,100          552,571         1,436,800
   Research &
     Development (Note 6)                               4,433            65,000          -                 267,840
   Depreciation (Note 2)                                6,140             1,114              933            12,324
   Oil & Gas Leases                                   -                 -                  1,500             4,060
                                            ------------------  ----------------  ---------------  ----------------

     Total Expenses                                   543,727           403,214          555,004         1,721,024
                                            ------------------  ----------------  ---------------  ------------------

     Net (Loss) from Operations                      (543,727)         (403,214)        (555,004)       (1,121,024)

Other Income (Expense)
   Interest Expense                                    (5,753)          -                -                  (5,753)
                                            ------------------  ----------------  ---------------  ----------------

     Total Other (Expenses)                            (5,753)          -                -                  (5,753)

     Income Tax (Note 4)                              -                 -                -                 -
                                            ------------------  ----------------  ---------------  ----------------

     Net Loss                               $        (549,480) $       (403,214) $      (555,004) $     (1,726,777)
                                            =================== ================ ================ ===================

     Net Loss per Common
     Share (Note 11)                        $            (.04)  $          (.03)  $         (.03)
                                            ==================  ================  ===============

     Average Shares
     Outstanding (Note 11)                         17,035,708        15,406,993       15,406,993
                                            ==================  ================  ===============




The accompanying notes are an integral part of these financial statements.



                                    Continued
                             Triad Innovations, Inc.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                          Common Stock                Paid In        Accumulated
                                                   Shares              Par            Capital           Deficit
                                            ------------------  ----------------  ---------------  ----------------

Balance, December 31, 1999                         14,536,306        $   14,536 $      7,438,859      $(7,850,714)

Shares Issued for Relief of
Indebtedness at $.001 Per Share                         6,000                 6            2,994

Shares Issued for Services at
$.33 Per Share                                        300,000               300           99,700

Shares Issued for Cash at
$.10 Per Share                                      1,000,000             1,000           99,000

Shares Issued for Cash at
$.10 Per Share                                        250,000               250           24,750

Shares Issued for Relief of
Indebtedness at $.27 Per Share                         32,500                33            8,767

Shares issued for Relief of
Indebtedness at $.50 Per Share                         20,000                20            9,980

Shares Issued for Services at
$.38 Per Share                                         20,000                25            9,475

Adjustment Due to Reverse
Stock Split                                            65,152                65               65

Net Loss for Year Ended
December 31, 2000                                     -                 -                      9         (403,214)
                                           ------------------  ----------------  ---------------  -----------------

Balance, December 31, 2000                        16,229,958             16,235        7,693,599       (8,253,928)

Prior Period Adjustment                                                                                    50,400

Shares Issued for Services
at $.03 Per Share                                     280,000               280            8,120

Shares Issued for Cash at
$.05 Per Share                                      1,191,000             1,191           58,359

Shares Issued for Cash at
$.10 Per Share                                         59,000                59            5,841



The accompanying notes are an integral part of these financial statements.


                                    Continued
                             Triad Innovations, Inc.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                          Common Stock                Paid In          Accumulated
                                                   Shares              Par            Capital           Deficit
                                            ------------------  ----------------  ---------------  ----------------

Shares Issued for Cash at
$.09 Per Share                                         65,000                65            5,785

Shares Issued for Services
at $.10 Per Share                                      55,000                55            5,445

Shares Issued for Services
at $.03 Per Share                                      10,000                10              290

Shares Issued for Services
at $.22 Per Share                                       3,000                 3              657

Shares Issued in Satisfaction
of Accrued Wages at $.29
Per Share                                             600,000               600          174,715

Shares Issued for Services
at $.10 Per Share                                     900,000               900           89,100

Shares Canceled                                      (280,000)             (280)          (8,120)

Net Loss for Year Ended
December 31, 2001                                                                                          (549,480)
                                            ------------------  ----------------  ---------------  -----------------

Balance, December 31, 2001                         19,117,958     $      19,118      $ 8,033,791      $  (8,753,008)
                                            ==================  ================  ===============  =================
The accompanying notes are an integral part of these financial statements.




                             Triad Innovations, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                                  From
                                                                                                              Inception on
                                                                                                               (October 4,
                                                                                                                1995) to
                                                             2001              2000             1999              2001
                                                     ------------------  ---------------  ----------------  ---------------
Cash Flow Provided (Used) by Operations
   Net (Loss)                                        $        (549,480) $      (403,214)     $ (555,004)  $   (1,726,771)
   Depreciation                                                  6,140            1,114             933           12,324
   Stock Issued for Services                                   271,913          109,500          30,000          411,413
   Adjustments to Reconcile Net Loss to
    Net Cash;
     Increase Decrease in Prepaid Expenses                     (30,750)          -                -              (30,750)
     Increase Decrease in Interest Payable                       5,753           -                -                5,753
     Increase Decrease in Accrued Liabilities                  206,293           -                -              206,293
     Decrease Increase in Accounts Payable                      47,482          176,304         281,583          617,777
     Increase in Expenses Paid By Others                       -                 -                1,657          122,810
                                                     ------------------  ---------------  ----------------  ----------------

     Net Cash Used by Operating Activities                     (42,649)        (116,296)       (240,831)        (381,157)

Cash Flow Provided (Used) by Investing
   Cash paid for patents                                       -               -                 (5,378)         (28,720)
   Cash paid for equipment                                     -                 (2,565)          -               (2,565)
                                                     ------------------  ---------------  ----------------  ---------------

     Net Cash Used by Investing Activities                     -                 (2,565)         (5,378)         (31,285)

Cash Flow Provided (Used) by Financing
   Related party loans                                         (34,835)          -               70,453           40,518
   Issuance of Common Stock                                     71,300          125,000         175,968          372,268
                                                     ------------------  ---------------- ----------------  ----------------

     Net Cash Used by Financing Activities                      36,465          125,000         246,421          412,786

      Increase (Decrease) in Cash                               (6,184)           6,139             212              344

     Cash at Beginning of Year                                   6,528              389             177             -
                                                     ------------------  ---------------  ----------------  ---------------

     Cash at End of Year                             $             344   $        6,528   $         389   $          344
                                                     ==================  ===============  ================  ===============

Supplementary Cash Flow Information:
   Cash Paid For:
      Interest                                       $         -         $       -        $       -       $         -
     Taxes                                                     -                 -                1,657            1,657

Stock Issued For:
   Acquisition of Oil & Gas Properties               $         -         $      271,913   $      17,500   $       17,500
   Services rendered                                 $         271,913   $      109,500   $      12,500   $      231,500
   Conversion of debt                                $         -         $       21,800   $     106,600   $      150,200

The accompanying notes are an integral part of these financial statements.

                                      F-6

                             Triad Innovations, Inc.
                          Notes to Financial Statements
                                December 31, 2001

NOTE #1 - Organization and History
----------------------------------
Triad Innovations, Inc. (formerly Saker One Corporation)(Triad) was created on December 23, 1981 in the State of Utah. Over the years, Triad has engaged in various enterprises, none of which have been successful. In 1999, Triad acquired all of the outstanding stock of Triad Compressor, Inc. a Texas corporation, which owned 100% of the outstanding stock of Fuge Systems, Inc, a Texas corporation. In 1999, Triad created, and later merged with, a Nevada subsidiary.

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

The centrifuge are still in the development stage and all expenses related to the research and development are expensed as incurred. The centrifuge has not reached the commercially viable state and while all activities are directed to that end, the Company is considered to be a development stage company and all financial activity of that stage is reported since inception as defined by SFAS #7

NOTE #2 - Significant Accounting Policies
-----------------------------------------
A.       The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.

                             Triad Innovations, Inc.
                          Notes to Financial Statements
                                December 31, 2001

NOTE #2 - Significant Accounting Policies -continued-
----------------------------------------------------

C. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
D.       Consolidation Policies:    The accompanying consolidated financial
         statements include the accounts of the company and its majority - owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
E.       Depreciation:   The cost of property and equipment is depreciated over
         the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
F. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
G. As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans as a compensation cost when options were issued at equal to or more than fair market value.

NOTE #3 - Property, Plant and Equipment
---------------------------------------
The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $500 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at December 31, 2001 and 2000.


                                                               Depreciation                   Accumulated
                                 December 31,                    Expense                      Depreciation
Assets                       2001            2000           2001           2000            2001           2000
-------------------------------------------------------------------------------------------------------------------

Equipment                $     63,000   $      -       $       4,200   $     -        $      16,800  $      -
Office & Computer
  Equipment                    10,834          10,834          1,940          1,114          9,552           8,011
                         ------------------------------------------------------------------------------------------
     Total               $     73,834   $      10,834  $       6,140   $      1,114   $      26,352  $       8,011
                         ==========================================================================================

                             Triad Innovations, Inc.
                          Notes to Financial Statements
                                December 31, 2001

NOTE #4 - Income Taxes
----------------------
The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 1999 which was applied retroactively.

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

The Company has cumulative net operating loss carryforwards of over $8,700,000 at December 31, 2001. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2001 and 2000 have been offset by valuation reserves of the same amount.

NOTE #5 - Patent
----------------
In 1996, 1997 and 1998, the former parent corporation of Triad Compressor expended funds for the patent research, legal and filing fees for the compressor and centrifuge being developed by the Company. Once the patents are issued, the costs will be amortized over the estimated useful and commercial life of the products. All costs incurred for the patent were contributed to the respective subsidiaries before the spinoff to the shareholders of Triad Compressor and subsequent acquisition by the new parent corporation. In 1999, the Company abandoned the compressor development and all patent costs attributed to the compressor were written off. U. S. Patent Number 5,902,224 relating to the centrifuge was issued on May 11, 1999.

                             Triad Innovations, Inc.
                          Notes to Financial Statements
                                December 31, 2001

NOTE #6 - Research and Development Costs
----------------------------------------
In 1996, 1997 and 1998, the former parent corporation of Triad Compressor expended funds for the research and development costs of the compressor and centrifuge being developed by the Company. Research and development costs incurred were $3,494, $32,014 and $162,899 for 1996, 1997 and 1998. During 2001,
the Company expensed $4,433 compared to $65,000 in 2000, and $-0- in 1999 in research and development costs. All costs incurred for the research and development costs were contributed to the respective subsidiaries before the spinoff to the shareholders of Triad Compressor and subsequent acquisition by the new parent.

NOTE #7 - Stock Based Incentives
--------------------------------
Stock Options

As permitted by FASB Statement No 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No., 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee option plans. Under APB 25, option expense is recognized at the time of option grant if the exercise price of the Company's employee stock option is below the fair market value of the underlying common stock on the date of the grant.

The Company's Board of Directors has granted non-qualified stock options to officers, directors, employees and investors of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 2001 and 2000.




                                                                                                      Weighted
                                                                                     Non               Average
                                                              Employee            Employee            Exercise
                                                               Options             Options              Price
                                                          -----------------  ------------------  ------------------
       Options Outstanding, December 31, 2000                     -          $        -          $        -
       Granted                                                    6,5000,000                  -                .10
       Exercised                                                  -                   -                   -
       Canceled                                                   -                   -                   -
                                                          -----------------  ------------------  ------------------
     Options Outstanding, December 31, 2001                       6,500,000  $        -          $             .10
                                                          ================== ==================  ==================

                             Triad Innovations, Inc.
                          Notes to Financial Statements
                                December 31, 2001

NOTE #7 - Stock Based Incentive -continued-
------------------------------------------

For all options granted during 2001, the weighted average shares at fair market value of the grants was $.10 per option, and vested immediately. As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans under APB #25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cast has been recognized for these plans when options were issued at equal to or more than fair market value. The weighted average remaining life for all options as of December 31, 2001 was approximately 9.67 years.

NOTE #8 - Going Concern
-----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is currently seeking equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing research and development activities.

NOTE #9 - Net Earnings (Loss) Per Share
---------------------------------------
Basic earnings (loss) per common share (BEPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the years ended December 31, 2001 and 2000.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;



         Common shares outstanding during the entire period.                                            17,035,708
         Weighted average shares paid for, but not issued during the period.                            -
                                                                                             ----------------------
         Weighted average number of common shares used in basic EPS                                     17,035,708
              dilutive effect of options.                                                               -
                                                                                             ----------------------
         Weighted average number of common shares and dilutive potential
              common shares used in diluted EPS.                                                        17,035,708
                                                                                             ======================


                             Triad Innovations, Inc.
                          Notes to Financial Statements
                                December 31, 2001

NOTE #9 - Net Earnings (Loss) Per Share -continued-
--------------------------------------------------

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended December 31, 2001.

NOTE #10 - Related Party Transactions
-------------------------------------
Since inception, officers and shareholders of the Company have loaned the Company a total of $345,919. The notes are unsecured, non interest bearing and due on demand.

NOTE #11 - Notes Payable
------------------------

The Company has the following note payable obligations.                                               2001
                                                                                             ----------------------
         Various unsecured short term notes, bearing interest at 15%
              per annum, due on demand.                                                      $       133,250
                                                                                             ======================

Interest of $5,753 was accrued on these notes during the year 2001.

NOTE #12 - Prior Period Adjustment
----------------------------------
The Company's financial statements have been restated to reflect the correction of an error in capitalization of assets, depreciation expense and related accumulated depreciation. The Company had expensed the entire cost of the asset. The Company had included certain general and administrative costs in the overhead pool used to establish absorption rates. Management has determined that certain amounts of these costs are not related to production and has incorporated changes herewith.

The effect of this reinstatement for 2001 and 200 are as follows;



For the Year Ended                                            2001                                      2000
                                            -----------------------------------------   ------------------------------------
                                               As Previously          As               As Previously           As
                                                 Reported           Restated            Reported            Restated
                                            -----------------   -----------------  ------------------  ------------------
Balance Sheet $                              $ -                  $  63,000          $  -                $  63,000
Retained Earnings (Deficit)                    (8,803,408)       (8,753,008)         (8,253,928)        (8,190,928)
Statement of Operations                             1,940             6,140               1,114           (407,414)
Net Earnings (Loss)                              (545,280)         (549,480)           (403,214)          (407,414)
Net Earnings (Loss) Per
   Common Share and
   Common Share Equivalent
        Basic                                        (.03)             (.04)               (.03)              (.04)
        Diluted                                      (.03)             (.04)               (.03)              (.03)

Retained deficit as of December 31, 2000 has been decreased by $50,400 for the effects of the restatement on prior years.