Form 10QSB
period 2002-03-31
TRIAD INNOVATIONS INC
filed 2002-05-17
CIK 1107384

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001107384

For Quarter Ended                                      Commission File Number
March 31, 2002                                               000-31189


                             TRIAD INNOVATIONS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)



         Nevada                                             93-0863198
         ------                                             ----------
         (State of incorporation)                           (I.R.S. Employer
                                                            Identification No.)

835 Golden Avenue, Battle Creek, MI 49015
- -------------------------------------------------------------
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

                         19,167,958 as of March 31, 2002

                             TRIAD INNOVATIONS, INC.
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 March 31, 2002











                             Triad Innovations, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                  March 31,         December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------

Current Assets
     Cash                                                                    $          12,877   $             343
     Prepaid Insurance                                                                  20,500              30,750
                                                                             ------------------  ------------------

     Total Current Assets                                                               33,377              31,093

Property, Plant & Equipment (Net)(Note 3)                                               45,820              47,084
-----------------------------------------

Other Assets
     Patents (Note 5)                                                                   28,720              28,720
                                                                             ------------------  ------------------

Total Assets                                                                 $         107,917   $         106,897
                                                                             ==================  ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                        $         123,672   $         115,751
     Accrued Liabilities                                                               330,345             206,293
     Notes Payable (Note 11)                                                           162,274             133,250
     Notes Payable - Related Party (Note 10)                                           345,919             345,919
     Interest on Notes Payable                                                          11,305               5,753
                                                                             ------------------  ------------------

     Total Current Liabilities                                                         973,515             806,996

Stockholders' Equity
     Common stock, 25,000,000 Authorized
        $.001 Par Value,19,167,958 and 19,117,958
        Shares Issued and Outstanding, Respectively                                     19,168              19,118
     Additional Paid in Capital                                                       8,037,241           8,033,791
     Deficit Accumulated During Development Stage                                     (8,922,007)        (8,753,008)
                                                                             --------------------        -------------

     Total Stockholders' Equity                                                       (865,598)           (700,099)
                                                                             ------------------          -------------

Total Liabilities & Stockholders' Equity                                     $         107,917        $    106,897
                                                                             ==================         ==============


The accompanying notes are an integral part of these financial statements.



                             Triad Innovations, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                        From
                                                                                                    Inception on
                                                            For the Three       For the Three        (October 4,
                                                            Months Ended        Months Ended           1995) to
                                                              March 31,           March 31,           March 31,
                                                                2002                2001                2002
                                                          -----------------  ------------------  ------------------

REVENUE                                                   $       -          $        -          $        -
-------

EXPENSES
   General & administrative                                        162,184              42,700            1,598,984
   Research & development (Note 6)                                -                   -                    267,840
   Oil & Gas leases                                               -                   -                      4,060
   Depreciation (Note 2)                                             1,264                 453              13,588
                                                          -----------------  ------------------  ------------------

   Total Expenses                                                  163,448              43,153            1,884,472

   Net (Loss) from operations                             $       (163,448)  $         (43,153)  $        (1,884,472)

Other Income (Expense)
   Interest Expense                                                 (5,552)           -                    (11,305)
                                                          -----------------  ------------------  ------------------

     Total Other (Expenses)                                         (5,552)           -                    (11,305)

Income Tax (Note 4)                                               -                   -                   -

INCOME (LOSS)                                             $       (169,000)  $         (43,153)  $        (1,895,777)
-------------                                             =================  ==================  ====================

Net Loss Per Common Share (Note 11)                       $          (0.00)  $           (0.00)
                                                          =================  ==================

Average Shares Outstanding (Note 11)                              19,127,402                     15,406,993
                                                          ===================         ======================

The accompanying notes are an integral part of these financial statements.





                             Triad Innovations, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                        From
                                                                                                    Inception on
                                                                                                    For the Year
                                                            For the Three       For the Three        (October 4,
                                                            Months Ended        Months Ended          1995) to
                                                              March 31,           March 31,           March 31,
                                                                2002                2001                2002
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net Income (Loss)                                    $       (169,000)  $         (43,153)  $        (1,895,777)
     Depreciation                                                    1,264                 458              13,588
   Decrease/Increase in:
     Prepaid expenses                                               10,250            -                    (20,500)
     Accounts payable                                                7,892               6,184             625,669
     Interest Payable                                                5,552            -                     11,305
     Accrued Liabilities                                           124,052            -                    330,345
     Expenses paid by others                                      -                   -                    122,810
     Expenses paid by stock                                       -                   -                    411,413
                                                          -----------------  ------------------  ------------------
                                                                   (19,990)            (36,511)           (401,147)
CASH FLOWS FROM
   INVESTING ACTIVITIES
     Cash paid for patents                                        -                   -                    (28,720)
     Cash paid for equipment                                      -                   -                     (2,565)
                                                          -----------------  ------------------  ------------------
                                                                  -                   -                    (31,285)
CASH FLOWS FROM
   FINANCING ACTIVITIES
     Increase in Notes Payable                                      29,024              37,480              69,542
     Stock sales                                                     3,500            -                    375,767
                                                          -----------------  ------------------  ------------------
                                                                    32,524              37,480             445,309
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                             12,534                 969              12,877
   --------------------

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                                          343               6,528            -
   --------------------------                             -----------------  ------------------  ------------------

CASH AND CASH EQUIVALENTS
   AT THE END OF PERIOD                                   $         12,877   $           7,497   $          12,877
   --------------------                                   =================  ==================  ==================

CASH PAID DURING THE PERIOD FOR:
     Interest                                             $       -          $        -          $        -
     Income taxes                                         $       -          $        -          $           1,657
STOCK ISSUED FOR:
     Acquisition of Oil & Gas Properties                  $       -          $        -          $          17,500
     Services Rendered                                    $       -          $        -          $         231,500
     Conversion of Debt                                   $       -          $        -          $         150,200


The accompanying notes are an integral part of these financial statements.

                             Triad Innovations, Inc.
                          Notes to Financial Statements
                                 March 31, 2002

NOTE #1 - Organization and History

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

                             Triad Innovations, Inc.
                          Notes to Financial Statements
                                  March 31,2002

NOTE #2 - Significant Accounting Policies -continued-
-----------------------------------------

E. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.

F. Use of Estimates: The preparation of financial statements in conformity with generally, accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G. As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans as a compensation cost when options were issued at equal to or more than fair market value.

NOTE #3 - Property, Plant and Equipment

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $500 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at March 31, 2002 and 2001.

                                                                 Depreciation                 Accumulated
                                March 31,                          Expense                    Depreciation
Assets                       2002            2001           2002           2001            2002           2001
-------------------------------------------------------------------------------------------------------------------

Equipment                $     70,420   $      70,420  $       1,050   $       1,210  $      17,850  $      20,590
Office & Computer
  Equipment                     3,414           3,414            214             225          9,765          1,458
                         ------------------------------------------------------------------------------------------
     Total               $     73,834   $      73,834  $       1,264   $       1,435  $      27,615  $      22,048
                         ===========================================================================================================


NOTE #4 - Income Taxes

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2001 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                             Triad Innovations, Inc.
                          Notes to Financial Statements
                                 March 31, 2002


NOTE #4 - Income Taxes - continued

The Company has cumulative net operating loss carryforwards of over $8,700,000 at March 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2002 have been offset by valuation reserves of the same amount.

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

NOTE #6 - Research and Development Costs

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

                             Triad Innovations, Inc.
                          Notes to Financial Statements
                                 March 31, 2002


NOTE #7 - Stock Based Incentives

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

The Company's Board of Directors has granted non-qualified stock options to officers, directors, employees and investors of the Company. The following is a summary of activity under these stock option plans for the year ended December 31, 2001 and the period ended March 31, 2002.

                                                                                                      Weighted
                                                                                     Non               Average
                                                              Employee            Employee            Exercise
                                                               Options             Options              Price
                                                          -----------------  ------------------  ------------------
       Options Outstanding, December 31, 2001                     6,500,000  $        -          $      .10
       Granted                                                    -                   -                   -
       Exercised                                                  -                   -                   -
       Canceled                                                   -                   -                   -
                                                          -----------------  ------------------  ------------------
     Options Outstanding, March 31, 2002                          6,500,000  $        -          $      .10
                                                          ================== ==================  ==================


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

[PG NUMBER]

                             Triad Innovations, Inc.
                          Notes to Financial Statements
                                 March 31, 2002



NOTE #9 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the periods ended March 31, 2002 and 2001.

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
                                                                                             ======================


Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the period ended March 31, 2002.

NOTE #10 - Related Party Transactions

Since inception, officers and shareholders of the Company have loaned the Company a total of $345,919. The notes are unsecured, non interest bearing and due on demand.

NOTE #11 - Notes Payable

                                                                                                    March 31,
The Company has the following note payable obligations.                                               2002
                                                                                             ----------------------
         Various unsecured short term notes, bearing interest at 15%
              per annum, due on demand.                                                      $             162,274
                                                                                             ======================


Interest of $5,552 was accrued on these notes during the quarter ended March 31, 2002.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- ------------------------------------------------------------------------------
OF OPERATIONS
- -------------

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2002 COMPARED TO SAME PERIOD IN 2001

     The Company had no revenue in 2002 or 2001. The Company incurred expenses of $163,448 in the quarter in 2002 compared to $43,153 in the same period in 2001. The net operating loss was ($163,448) in 2002 compared to ($43,153) in 2001 for the first quarter. The company had additional other expense of $5,552 in the year which resulted in net loss totalling ($169,000) in 2002 compared to ($431,153) in the same period in 2001. The net loss per share was nominal in the quarter in 2002 and 2001.

     At this time, the Company has no operating prototype of its technology and is without capital to build and test a prototype of its technology. The Company expects the trend of losses to continue.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no capital with which to conduct operations and needs to borrow funds or conduct a private placement of equity. The Company is illiquid and has no assets which are marketable at this time. Its current liabilities exceed current assets by ($940,138) at March 31, 2002.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            8-K filed 1/11/2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TRIAD INNOVATIONS, INC.



Date:  May 17, 2002                            /s/Chris Micklatcher
                                               ---------------------------------
                                               Chris Micklatcher, President